Form 10-Q
period 1995-03-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1995-05-15
CIK 727094

- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

['X']         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995.

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............. to ...............

Commission file number 1-8581

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                     TEXAS                                         72-6108468
 (State or other jurisdiction of incorporation                  (I.R.S. Employer
               or organization)                                Identification No.)

   TEXAS COMMERCE BANK NATIONAL ASSOCIATION                           77002
           CORPORATE TRUST DIVISION                                (Zip Code)
                712 MAIN STREET
                HOUSTON, TEXAS
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 216-5447

                      ....................................

   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   'X'  No
- - - - --------------------------------------------------------------------------------
- - - - --------------------------------------------------------------------------------

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Part I.  Financial Information

  Item 1.  Financial Statements:
     Statements of Royalty Proceeds and Distributable Cash...........................    3
     Statements of Assets, Liabilities and Trust Corpus..............................    3
     Statements of Changes in Trust Corpus...........................................    3
     Notes to Financial Statements...................................................    4
     Report of Independent Public Accountants........................................    7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations......................................................................    8

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K..........................................    11

Signature............................................................................    12

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                       1995            1994
                                                                    -----------     -----------
Royalty proceeds..................................................  $   292,366     $ 2,093,154
Trust administrative expenses.....................................      (61,117)       (261,414)
Interest earned...................................................       17,413           6,436
Reserve for future Trust expenses.................................     (248,662)     (1,838,176)
                                                                    -----------     -----------
Distributable cash................................................  $        --     $        --
                                                                    ===========     ===========
Distributable cash per Unit.......................................  $        --     $        --
                                                                    ===========     ===========
Units outstanding.................................................   14,975,390      14,975,390
                                                                    ===========     ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                  MARCH 31,       DECEMBER 31,
                            ASSETS                                  1995              1994
                                                                -------------     -------------
                                                                 (UNAUDITED)
Cash and short-term investments...............................  $   2,226,245     $   1,977,583
Net overriding royalty interests in oil and gas properties....    189,875,741       189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interests in oil and gas properties.........................    (25,431,543)      (25,431,543)
Less, accumulated amortization of net overriding royalty
  interests...................................................   (164,249,351)     (164,231,280)
                                                                -------------     -------------
          Total assets........................................  $   2,421,092     $   2,190,501
                                                                =============     =============
                 LIABILITIES AND TRUST CORPUS
Distributions payable to Unit holders.........................  $          --     $          --
Reserve for future Trust expenses.............................      2,226,245         1,977,583
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding).....................................        194,847           212,918
                                                                -------------     -------------
          Total liabilities and trust corpus..................  $   2,421,092     $   2,190,501
                                                                =============     =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
                                                                      1995             1994
                                                                  ------------     ------------
Trust corpus, beginning of year.................................  $    212,918     $    260,059
Royalty proceeds and interest earned, net of trust
  administrative expenses and reserve for future Trust
  expenses......................................................            --               --
Distributions payable to Unit holders...........................            --               --
Amortization of net overriding royalty interest.................       (18,071)         (34,786)
                                                                  ------------     ------------
Trust corpus, end of period.....................................  $    194,847     $    225,273
                                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                                      --3--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS
1. THE TRUST

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created effective September 30, 1983. On that date, Freeport-McMoRan Inc. (FTX) transferred a net overriding royalty interest in certain offshore oil and gas properties to a Partnership (the Partnership) equal to 90 percent of the Net Proceeds (as defined in the Conveyance referred to below) from FTX's working interests in such properties and conveyed a 99.9 percent general partnership interest in the Partnership to the Trust. Such net overriding royalty interest is referred to herein as the "Royalty". The Overriding Royalty Conveyance which created the Royalty is referred to herein as the "Conveyance". The Trust is passive, with Texas Commerce Bank National Association as Trustee. The Trustee has only such powers as are necessary for the collection and distribution of revenues attributable to the Royalty, the payment of Trust liabilities and the protection of Trust assets.

2. THE ROYALTY

     Freeport-McMoRan Oil & Gas Company (the Working Interest Owner), a division of FTX, presently owns the oil and gas interests burdened by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis (Net Proceeds).

3. DISTRIBUTIONS TO UNIT HOLDERS

     The cumulative excess Class A cost carry-forward of $476,435, which existed at year end, was eliminated in February 1995. Additionally, funding of the Trust administrative expense reserve (Note 6) continued, resulting in no distribution during the first quarter of 1995.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Adjusted Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of March 31, 1995, the unrecovered quantity of gas sold by third parties pursuant

                                      --4--
to such gas balancing arrangements during the period from October 1, 1983 through December 31, 1994 was approximately 1.9 billion cubic feet (bcf), net to the Trust. Under the terms of the Conveyance, Adjusted Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

5. GAS CONTRACT SETTLEMENT

     From 1986 through 1992, the Working Interest Owner entered into several gas contract settlements with a gas purchaser related to the Royalty Properties which involved payments of cash by the gas purchaser to the Working Interest Owner. The Working Interest Owner included in the calculation of Gross Proceeds the payments received in connection with these settlements, net of amounts retained in a suspense account representing settlement proceeds that were subject to possible royalty obligations to the Minerals Management Service (the
MMS). In December 1994, the Working Interest Owner entered into an agreement with the MMS relating to these gas contract settlements, resulting in a payment by the Working Interest Owner. After the settlement, approximately $4 million of the funds initially retained for possible royalty obligations remained. The Working Interest Owner informed the Trustee that it anticipated expenditures within the near future for the development operations on the Royalty Properties in excess of $4 million and, accordingly, proposed to retain the funds remaining in the suspense account for use as payments of these anticipated expenditures, as sufficient funds may not be otherwise available. The Trustee and the Working Interest Owner evaluated the legal, tax and other issues relating to retaining such amounts for use in the exploratory and development operations on the Royalty Properties and concluded that the funds should be paid to the Trust. Such funds, including interest, were included in the April 1995 Net Proceeds as a special payment resulting in a distribution of $0.28794 per Unit to Unit holders of record on May 3, 1995 and payable on July 10, 1995.

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the lack of current Royalty income, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of approximately $2.4 million to cover approximately 3 years of Trust expenses. This reserve was funded with $1.9 million from a January 1994 settlement payment and $0.3 million from Royalty income through March 31, 1995 with the remaining $0.2 million being funded from the April 1995 settlement payment (Note 5). There will be tax consequences for the Unit holders as described in Note 7 below.

     The funding for this reserve is deposited with Texas Commerce Bank and invested in Texas Commerce Bank collateralized certificates of deposit. The average interest rate earned on these funds for the first quarter of 1995 was
3.6 percent.

                                      --5--

7. FEDERAL INCOME TAX MATTERS

     Unit holders will be required to report taxable income for the Royalty income received by the Trust and deposited to the expense reserve even though no distributions were received by the Unit holders. The expense reserve established for Trust administrative expenses described in Note 6 above will give rise to future tax deductions as additional administrative expenses are incurred.

8. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     The operators of the Trust properties have provided estimates of future costs to abandon the Trust properties upon their depletion. The December 1994 escalated estimate, net of abandonment costs incurred, totals $13.6 million net to the Trust, of which $13 million net to the Trust has been withheld from distributions to Unit holders as of March 31, 1995. The actual costs to abandon the Trust properties may vary from these estimates. Any excess will reduce future distributions and, to the extent that actual costs are less than amounts withheld, amounts will be added to distributable cash.

                             ---------------------

     THE INFORMATION FURNISHED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST FOR THE YEAR ENDED DECEMBER 31, 1994, WHICH ARE CONTAINED IN ITS ANNUAL REPORT ON FORM 10-K FOR 1994.

                                      --6--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Commerce Bank National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of March 31, 1995, the related statements of royalty proceeds and distributable cash for the three month periods ended March 31, 1995 and 1994 and the related statements of changes in trust corpus for the three month periods then ended. These financial statements are the responsibility of the Working Interest Owner.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     These financial statements were prepared on the cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the cash basis of accounting.

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1994 and, in our report dated March 3, 1995, we expressed an unqualified opinion on that statement.

                                          ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
May 11, 1995

                                      --7--

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained herein regarding operations and exploration and development activities on the properties burdened by the Royalty has been furnished by the Working Interest Owner.

RESULTS OF OPERATIONS

     There was no cash distribution to the Unit holders in the first quarter of 1995 or 1994. The absence of a cash distribution during the 1995 quarter primarily reflects significantly reduced Gross Proceeds, an elimination of an excess Class A cost carry-forward and partial funding of the Trust administrative expense reserve. The 1994 period included $2.4 million of proceeds from a gas contract settlement, which was used to eliminate the cost carry-forward as of December 31, 1993 and provide the funding of $1.9 million to the Trust administrative expense reserve.

     Gas revenues included in the first-quarter 1995 Royalty proceeds totaled $1.1 million compared with $2.0 million in the 1994 period. Gas volumes decreased 40 percent to 0.5 bcf for the first quarter of 1995 from 0.9 bcf in the 1994 period primarily because of normal production declines. Gas price realizations averaged $2.07 per thousand cubic feet of gas (mcf) in the first quarter of 1995 compared to $2.52 per mcf in the 1994 quarter.

     Oil revenues included in Royalty proceeds totaled $0.4 million and $0.5 million during the first quarter of 1995 and 1994, respectively. Oil volumes declined 27 percent to 27,300 barrels in the 1995 quarter from 37,300 barrels in the year-ago period, partially offset by an increase in the average oil price realization to $16.01 per barrel in the current period compared with $14.77 per barrel in the 1994 quarter.

     Capital costs during the first quarter of 1995 were a negative $0.2 million ($0.01154 per Unit) caused by the reversal of previously accrued capital expenditures. Capital costs reduced first-quarter 1994 Royalty proceeds by $1.9 million ($0.12491 per Unit).

     Accruals for future estimated abandonment costs reduced Royalty proceeds by $0.2 million ($0.01067 per Unit) during the 1995 quarter, compared with $0.7 million ($0.04927 per Unit) in the 1994 period. Based on current estimates, approximately $0.6 million remains to be withheld from future distributions to Unit holders (Note 8).

                                      --8--

     The table below provides a summary of calculations of amounts payable pursuant to the Royalty and amounts distributable by the Trust for the periods indicated:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ---------------------------
                                                                     1995            1994
                                                                  -----------     -----------
Gross proceeds(1)..............................................   $ 1,521,828     $ 5,924,535
Total costs(2).................................................      (661,198)     (3,759,115)
Excess Class A cost (recovery) carry-forward(3)................      (535,453)        162,635
                                                                  -----------     -----------
Net proceeds...................................................       325,177       2,328,055
Percent attributable to Royalty................................          90.0%           90.0%
                                                                  -----------     -----------
Amounts payable attributable to Royalty........................       292,659       2,095,250
Percent attributable to the Trust..............................          99.9%           99.9%
                                                                  -----------     -----------
Royalty proceeds...............................................       292,366       2,093,154
Trust administrative expenses..................................       (61,117)       (108,157)
Trust administrative expense recovery(4).......................            --        (153,257)
                                                                  -----------     -----------
                                                                      231,249       1,831,740
Interest earned................................................        17,413           6,436
Reserve for future Trust expenses(5)...........................      (248,662)     (1,838,176)
                                                                  -----------     -----------
Distributable cash.............................................   $        --     $        --
                                                                   ==========      ==========

- - - - ------------

(1) Gross proceeds for the three month period ended March 31, 1995 and 1994, were calculated based on amounts received by the Working Interest Owner during the three month period ended February 28, 1995 and February 28, 1994, respectively.

(2) Total costs for the three month period ended March 31, 1995 and 1994, represent amounts accrued by the Working Interest Owner during the three month period ended February 28, 1995 and February 28, 1994, respectively.

(3) Recoveries represent Class A costs incurred in a prior period and recovered in the current period; Carry-forwards represent Class A costs incurred in the applicable period that remained outstanding as of the end of such period.

(4) Represents Trust administrative expenses incurred in a prior period and recovered during the current period.

(5) Represents Trust administrative expense reserve funded during such period.

     Unit holders should note that any change in the timing of receipt of proceeds from production by the Working Interest Owner can result in (1) wide swings in monthly distribution amounts and (2) a delay from one quarter to the next in the cash distribution by the Trust to the Unit holders of amounts attributable to delayed receipts. Accordingly, the monthly distribution amount for any particular month is not necessarily indicative of future monthly distribution amounts, which will depend on revenues received and future costs incurred.

                                      --9--

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are generally distributed to the Unit holders in accordance with provisions of the Trust Indenture. Primarily as a result of costs associated with additional seismic and exploratory drilling activity at West Cameron Block 498, discussed below, the amount and timing of future distributions to Unit holders is presently indeterminable.

     In June 1994, an exploratory well at West Cameron Block 498, Well No. 2, was drilled and temporarily abandoned after discovering approximately 760 feet of net hydrocarbon pay. In July 1994, a second exploratory well, No. 3, was drilled and temporarily abandoned after penetrating a separate fault block and encountering approximately 150 feet of net hydrocarbon pay from multiple sand reservoirs, some of which were encountered by the No. 2 Well. The working interest owners of West Cameron Block 498 participated in a 3D seismic survey of the block which has been completed. The results of this survey will be used to optimize the location and extent of future drilling. The results of this additional drilling will help to determine the location, size and capacity of the platform and facilities required to produce and market these reserves. At December 31, 1994, costs associated with the exploration activities at West Cameron Block 498 resulted in a cumulative cost carry-forward of $476,435. During the first quarter of 1995, Royalty proceeds eliminated the cumulative cost carry-forward.

     Capital expenditures associated with the exploratory activities at West Cameron Block 498 for the remainder of 1995 are currently estimated to be $3.3 million net to the Trust, including the cost of the 3D seismic survey begun in November 1994. Total capital expenditures remaining for 1995 are presently budgeted at $3.4 million net to Trust, including West Cameron Block 498 activities. However, the extent of additional future capital expenditures will depend upon the seismic and drilling results at West Cameron Block 498. Actual expenditures could vary significantly from the estimate. These cost estimates are provided by the outside operators and may vary from actual costs depending on the success of drilling, difficulties incurred and numerous other factors outside the control of the operator. The operators of the Trust properties are analyzing other capital expenditures for exploration and development activities. These expenditures would serve to reduce and could eliminate distributions to Unit holders for certain periods.

     From 1986 through 1992, the Working Interest Owner entered into several gas contract settlements with a gas purchaser related to the Royalty Properties which involved payments of cash by the gas purchaser to the Working Interest Owner. The Working Interest Owner included in the calculation of Gross Proceeds the payments received in connection with these settlements, net of amounts retained in a suspense account representing settlement proceeds that were subject to possible royalty obligations to the MMS. In December 1994, the Working Interest Owner entered into an agreement with the MMS relating to these gas contract settlements, resulting in a payment by the Working Interest Owner. After the settlement, approximately $4 million of the funds initially retained for possible royalty obligations remained. The Working Interest Owner informed the Trustee that it anticipated expenditures within the near future for the development operations on the Royalty Properties in excess of $4 million and, accordingly, proposed to retain the funds remaining in the

                                     --10--
suspense account for use as payments of these anticipated expenditures, as sufficient funds may not be otherwise available. The Trustee and the Working Interest Owner evaluated the legal, tax and other issues relating to retaining such amounts for use in the exploratory and development operations on the Royalty Properties and concluded that the funds should be paid to the Trust. Such funds, including interest, were included in the April 1995 Net Proceeds as a special payment resulting in a distribution of $0.28794 per Unit to Unit holders of record on May 3, 1995 and payable on July 10, 1995. Funds for future capital expenditures on the Royalty Properties provided by the Working Interest Owner will subsequently reduce distributions to Unit holders in accordance with the Trust agreements.

     Due to the decline in Royalty income since late 1993, at certain times the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established in January 1994 a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 6 -- Establishment of an Expense Reserve), which has now been fully funded.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable.

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the registrant during the first quarter of 1995.

                                     --11--

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   FREEPORT-McMoRan OIL AND GAS
                                   ROYALTY TRUST

                                   By: Texas Commerce Bank National Association,
                                         Trustee

                                         By:    /s/  MICHAEL J. ULRICH
                                              --------------------------------
                                                     MICHAEL J. ULRICH
                                             VICE PRESIDENT AND TRUST OFFICER


Date: May 15, 1995

                                     --12--