Form 10-Q
period 1995-06-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1995-08-14
CIK 727094

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

['X']         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   'X'  No
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                        ---------------------------     ---------------------------
                                           1995            1994            1995            1994
                                        -----------     -----------     -----------     -----------
Royalty proceeds......................  $ 4,790,500     $   453,427     $ 5,082,866     $ 2,546,581
Trust administrative expenses.........     (125,291)       (154,878)       (186,408)       (416,292)
Interest earned.......................       55,969          11,958          73,382          18,394
Reserve for future Trust expenses.....     (173,755)       (310,507)       (422,417)     (2,148,683)
                                        -----------     -----------     -----------     -----------
Distributable cash....................  $ 4,547,423     $        --     $ 4,547,423     $        --
                                         ==========      ==========      ==========      ==========
Distributable cash per Unit...........  $   0.30365     $        --     $   0.30365     $        --
                                         ==========      ==========      ==========      ==========
Units outstanding.....................   14,975,390      14,975,390      14,975,390      14,975,390
                                         ==========      ==========      ==========      ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                  JUNE 30,        DECEMBER 31,
                            ASSETS                                  1995              1994
                                                                -------------     -------------
                                                                 (UNAUDITED)
Cash and short-term investments...............................  $   6,947,423     $   1,977,583
Net overriding royalty interests in oil and gas properties....    189,875,741       189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interests in oil and gas properties.........................    (25,431,543)      (25,431,543)
Less, accumulated amortization of net overriding royalty
  interests...................................................   (164,260,985)     (164,231,280)
                                                                -------------     -------------
          Total assets........................................  $   7,130,636     $   2,190,501
                                                                 ============      ============
                 LIABILITIES AND TRUST CORPUS
Distributions payable to Unit holders.........................  $   4,547,423     $          --
Reserve for future Trust expenses.............................      2,400,000         1,977,583
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding).....................................        183,213           212,918
                                                                -------------     -------------
          Total liabilities and trust corpus..................  $   7,130,636     $   2,190,501
                                                                 ============      ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  -----------------------------
                                                                      1995             1994
                                                                  ------------     ------------
Trust corpus, beginning of year.................................  $    212,918     $    260,059
Royalty proceeds and interest earned, net of trust
  administrative expenses and reserve for future Trust
  expenses......................................................     4,547,423               --
Distributions payable to Unit holders...........................    (4,547,423)              --
Amortization of net overriding royalty interest.................       (29,705)         (47,141)
                                                                  ------------     ------------
Trust corpus, end of period.....................................  $    183,213     $    212,918
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

3. DISTRIBUTIONS TO UNIT HOLDERS

     A cumulative excess Class A cost carry-forward of $476,435 as of December 31, 1994, was eliminated in February 1995 and funding of the $2.4 million Trust administrative expense reserve (Note 6) was completed in April 1995 by means of the settlement payment (Note 5). On July 10, 1995, approximately $4.5 million or $0.30365 per unit of interest in the Trust (Unit) was distributed for the quarter ended June 30, 1995. This cash distribution included interest earned from the applicable record dates prior to the date of distribution.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Adjusted Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or

                                      --4--
receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of June 30, 1995, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements during the period from October 1, 1983 through March 31, 1995 was approximately 1.8 billion cubic feet (bcf), net to the Trust. Under the terms of the Conveyance, Adjusted Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

5. GAS CONTRACT SETTLEMENT

     From 1986 through 1992, the Working Interest Owner entered into several gas contract settlements with a gas purchaser related to the Royalty Properties which involved payments of cash by the gas purchaser to the Working Interest Owner. The Working Interest Owner included in the calculation of Gross Proceeds the payments received in connection with these settlements, net of amounts retained in a suspense account representing settlement proceeds that were subject to possible royalty obligations to the Minerals Management Service (the
MMS). In December 1994, the Working Interest Owner entered into an agreement with the MMS relating to these gas contract settlements, resulting in a payment by the Working Interest Owner. After the settlement, approximately $4 million of the funds initially retained for possible royalty obligations remained. The Working Interest Owner informed the Trustee that it anticipated expenditures for the development operations on the Royalty Properties in excess of $4 million and, accordingly, proposed to retain the funds remaining in the suspense account for use as payments of these anticipated expenditures, as sufficient funds may not be otherwise available. The Trustee and the Working Interest Owner evaluated the legal, tax and other issues relating to retaining such amounts for use in the exploratory and development operations on the Royalty Properties and concluded that the funds should be paid to the Trust. Such funds, including interest, were included in the April 1995 Net Proceeds as a special payment resulting in a distribution of $0.28794 per Unit to Unit holders of record on May 3, 1995, which was paid on July 10, 1995.

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income since late 1993, at certain times the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of approximately $2.4 million to cover approximately 3 years of Trust expenses. This reserve was funded with $1.9 million from a January 1994 settlement payment, $0.3 million from Royalty income and $0.2 million from the April 1995 settlement payment (Note 5). There will be tax consequences for the Unit holders as described in Note 7 below.

                                      --5--

     The funding for this reserve is deposited with Texas Commerce Bank and invested in Texas Commerce Bank collateralized certificates of deposit. The average interest rate earned on these funds for the second quarter of 1995 was
3.78 percent.

7. FEDERAL INCOME TAX MATTERS

     Unit holders will be required to report taxable income for the Royalty income received by the Trust and deposited to the expense reserve even if no distributions were received by the Unit holders. The expense reserve established for Trust administrative expenses described in Note 6 above will give rise to future tax deductions as additional administrative expenses are incurred and paid with funds deposited in the reserve.

8. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     The operators of the Trust properties have provided estimates of future costs to abandon the Trust properties upon their depletion. The December 1994 estimate, net of abandonment costs incurred, totals $13.6 million net to the Trust, of which $13.1 million net to the Trust has been withheld from distributions to Unit holders as of June 30, 1995. The actual costs to abandon the Trust properties may vary from these estimates. Any excess will reduce future distributions and, to the extent that actual costs are less than amounts withheld, amounts will be added to future distributable cash.

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

                                      --6--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Commerce Bank National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of June 30, 1995, the related statements of royalty proceeds and distributable cash for the three and six month periods ended June 30, 1995 and 1994 and the related statements of changes in trust corpus for the six month periods then ended. These financial statements are the responsibility of the Working Interest Owner.

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

New Orleans, Louisiana,
August 2, 1995

                                      --7--

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained herein regarding operations and exploration and development activities on the properties burdened by the Royalty has been furnished by the Working Interest Owner.

RESULTS OF OPERATIONS

     Cash distributions to Unit holders in the second quarter and first six months of 1995 totaled $4.5 million, or $0.30365 per Unit. No distribution was made for the same periods of 1994. The second-quarter 1995 cash distribution resulted from higher Gross Proceeds resulting from the settlement payment discussed below, reduced capital expenditures and lower abandonment accruals and the completion in April 1995 of the funding of the $2.4 million Trust administrative expense reserve. The second-quarter 1995 cash distribution was comprised of the following per Unit monthly distribution amounts:

                                                                          1995
                                                                        --------
            April.....................................................  $0.28794
            May.......................................................   0.00693
            June......................................................   0.00878
                                                                        --------
                                                                        $0.30365
                                                                        ========

     Gas revenues included in second-quarter and six-months 1995 Gross Proceeds totaled $1 million and $2 million, respectively, compared with $2 million and $4.2 million in the 1994 periods, respectively. Gas volumes decreased 39 percent to 0.5 billion cubic feet (bcf) for the second quarter of 1995 from 0.8 bcf in the 1994 period and decreased 39 percent to 1 bcf for the first six months of 1995 from 1.7 bcf in the 1994 period primarily because of normal production declines. Gas price realizations averaged $1.97 per thousand cubic feet (mcf) and $2.02 per mcf in the second quarter and six month periods of 1995, respectively, compared with $2.60 and $2.56 per mcf in the 1994 periods, respectively. The decline in average gas price realizations is due to a lower spot market price and an increase in volume sold in the spot market during 1995.

     Oil revenues included in Gross Proceeds totaled $0.4 million and $0.8 million for the second quarter and first six months of 1995, respectively, compared with $0.5 million and $1 million in the 1994 periods, respectively. Oil volumes declined 55 percent to 19,500 barrels in the 1995 quarter from 43,200 barrels in the 1994 quarter and decreased 42 percent to 46,700 barrels in the 1995 year-to-date period from 80,500 barrels in the 1994 period. These decreases were partially offset by increases in the average oil price realizations to $18.08 and $16.87 per barrel for the 1995 quarter and year-to-date periods, respectively, from $13.23 and $13.95 per barrel in the comparative 1994 periods.

                                      --8--

     Capital costs during the second quarter and first six months of 1995, net to the Trust, were virtually nil ($0.00091 per Unit) and a negative $0.2 million ($0.01245 per Unit), respectively, caused by the reversal of previously accrued capital expenditures. Capital costs reduced second-quarter and six-months 1994 Royalty proceeds by $0.9 million ($0.05953 per Unit) and $2.8 million ($0.18445 per Unit), respectively.

     Accruals for future estimated abandonment costs reduced Royalty proceeds by $0.1 million ($0.00686 per Unit) and $0.3 million ($0.01753 per Unit) for the second quarter and first six months of 1995, respectively, compared with $0.3 million ($0.01796 per Unit) and $1 million ($0.06717 per Unit) in the comparative 1994 periods, respectively. Based on current estimates which may be adjusted in future periods, approximately $0.5 million remains to be withheld from future distributions to Unit holders (Note 8).

     The table below provides a summary of calculations of amounts payable pursuant to the Royalty and amounts distributable by the Trust for the periods indicated:

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                         --------------------------    --------------------------
                                            1995           1994           1995           1994
                                         -----------    -----------    -----------    -----------
Gross proceeds(1)......................  $ 6,116,240    $ 2,617,161    $ 7,638,068    $ 8,541,696
Total costs(2).........................     (788,134)    (1,950,214)    (1,449,333)    (5,460,372)
Excess Class A cost recovery(3)........           --       (162,635)      (535,453)      (248,957)
                                         -----------    -----------    -----------    -----------
Net proceeds...........................    5,328,106        504,312      5,653,282      2,832,367
Percent attributable to Royalty........         90.0%          90.0%          90.0%          90.0%
                                         -----------    -----------    -----------    -----------
Amounts payable attributable to
  Royalty..............................    4,795,295        453,881      5,087,954      2,549,131
Percent attributable to the Trust......         99.9%          99.9%          99.9%          99.9%
                                         -----------    -----------    -----------    -----------
Royalty proceeds.......................    4,790,500        453,427      5,082,866      2,546,581
Trust administrative expenses..........     (125,291)      (154,878)      (186,408)      (263,035)
Trust administrative expense
  recovery(4)..........................           --             --             --       (153,257)
                                         -----------    -----------    -----------    -----------
                                           4,665,209        298,549      4,896,458      2,130,289
Interest earned........................       55,969         11,958         73,382         18,394
Reserve for future Trust expenses(5)...     (173,755)      (310,507)      (422,417)    (2,148,683)
                                         -----------    -----------    -----------    -----------
Distributable cash.....................  $ 4,547,423    $        --    $ 4,547,423    $        --
                                         ===========    ===========    ===========    ===========

------------

(1) Gross proceeds for the three and six month periods ended June 30, 1995 and 1994, were calculated based on amounts received by the Working Interest Owner during the three and six month periods ended May 31, 1995 and May 31, 1994, respectively.

(2) Total costs for the three and six month periods ended June 30, 1995 and 1994, represent amounts accrued by the Working Interest Owner during the three and six month periods ended May 31, 1995 and May 31, 1994, respectively.
                                             (Notes continued on following page)

                                      --9--

(3) Represents Class A costs incurred in a prior period and recovered in the current period as described above.

(4) Represents Trust administrative expenses incurred in a prior period and recovered during the current period as described above.

(5) Represents amounts deposited to the Trust administrative expense reserve during such period.

     Unit holders should note that any change in the timing of receipt of proceeds from production by the Working Interest Owner can result in (1) wide swings in monthly distribution amounts and (2) a delay from one quarter to the next in the cash distribution by the Trust to the Unit holders of amounts attributable to delayed receipts. Accordingly, the monthly distribution amount for any particular month is not necessarily indicative of future monthly distribution amounts, which will depend on revenues received and costs incurred.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. Primarily as a result of costs associated with exploratory drilling activity at West Cameron Block 498, discussed below, the amount and timing of future distributions to Unit holders is presently indeterminable.

     In June 1994, an exploratory well at West Cameron Block 498, Well No. 2, was drilled and temporarily abandoned after discovering approximately 760 feet of net hydrocarbon pay. In July 1994, a second exploratory well, No. 3, was drilled and temporarily abandoned after penetrating a separate fault block and encountering approximately 150 feet of net hydrocarbon pay from multiple sand reservoirs, some of which were encountered by the No. 2 Well. The working interest owners of West Cameron Block 498 participated in a 3D seismic survey of the block which has been completed. After review of the survey data and available geologic information, the operator proposed the drilling of the West Cameron Block 498 No. 4 well with an estimated cost of $3.7 million ($0.8 million net to the Trust), which commenced on July 28, 1995. The Working Interest Owner elected to participate in the well and for at least several months total Class A costs are expected to exceed Gross Proceeds, which would result in no distributions to the Unit holders. Additional wells may be proposed depending on the results of the No. 4 well. All future exploration and development costs incurred with respect to this property would also reduce net proceeds, which would reduce or eliminate distributions to Unit holders for a presently indeterminate period. At December 31, 1994, costs associated with the exploration activities at West Cameron Block 498 resulted in a cumulative cost carry-forward of $476,435, net to the Trust. During the first quarter of 1995, Royalty proceeds eliminated the cumulative cost carry-forward.

     Total capital expenditures remaining for 1995 are budgeted at $3.4 million net to the Trust, primarily $3.3 million of West Cameron Block 498 activities. However, the extent of additional future capital expenditures will depend upon the drilling results at West Cameron Block 498. Actual expenditures could vary significantly from the estimate. These cost estimates are provided by the outside operators and may vary from actual costs depending on the success of drilling, difficulties

                                     --10--
encountered and numerous other factors outside the control of the operator. The operators of the Trust properties are analyzing other potential capital expenditures for exploration and development activities. These expenditures would serve to reduce, and could eliminate, distributions to Unit holders for certain periods.

     From 1986 through 1992, the Working Interest Owner entered into several gas contract settlements with a gas purchaser related to the Royalty Properties which involved payments of cash by the gas purchaser to the Working Interest Owner. The Working Interest Owner included in the calculation of Gross Proceeds the payments received in connection with these settlements, net of amounts retained in a suspense account representing settlement proceeds that were subject to possible royalty obligations to the MMS. In December 1994, the Working Interest Owner entered into an agreement with the MMS relating to these gas contract settlements, resulting in a payment by the Working Interest Owner. After the settlement, approximately $4 million of the funds initially retained for possible royalty obligations remained. The Working Interest Owner informed the Trustee that it anticipated expenditures for the development operations on the Royalty Properties in excess of $4 million and, accordingly, proposed to retain the funds remaining in the suspense account for use as payments of these anticipated expenditures, as sufficient funds may not be otherwise available. The Trustee and the Working Interest Owner evaluated the legal, tax and other issues relating to retaining such amounts for use in the exploratory and development operations on the Royalty Properties and concluded that the funds should be paid to the Trust. Such funds, including interest, were included in the April 1995 Net Proceeds as a special payment resulting in a distribution of $0.28794 per Unit to Unit holders of record on May 3, 1995 and paid on July 10, 1995. Funds for future capital expenditures on the Royalty Properties provided by the Working Interest Owner will subsequently reduce distributions to Unit holders in accordance with the Trust agreements.

     Because of the decline in Royalty income since late 1993, at certain times the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established in January 1994 a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 6 -- Establishment of an Expense Reserve), which has now been fully funded.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable.

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the registrant during the second quarter of 1995.

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

                                                 FREEPORT-McMoRan OIL AND GAS
                                                 ROYALTY TRUST

                                                 By: Texas Commerce Bank National Association,
                                                       Trustee

                                                       By:       /s/  MICHAEL J. ULRICH
                                                          -----------------------------
                                                              MICHAEL J. ULRICH
                                                       VICE PRESIDENT AND TRUST OFFICER

Date: August 11, 1995

                                     --12--

                              INDEX TO EXHIBITS


Exhibit 27     - Financial Data Schedule