Form 10-Q
period 1995-09-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1995-11-14
CIK 727094

===========================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.

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
Yes   X  No
    ----    ----
================================================================================

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Part I.  Financial Information

  Item 1.  Financial Statements:

     Statements of Royalty Proceeds and Distributable Cash...........................    3
     Statements of Assets, Liabilities and Trust Corpus..............................    3
     Statements of Changes in Trust Corpus...........................................    3
     Notes to Financial Statements...................................................    4
     Report of Independent Public Accountants........................................    7
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations......................................................................    8

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K..........................................    13

Signature............................................................................    14

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                        ---------------------------     ---------------------------
                                           1995            1994            1995            1994
                                        -----------     -----------     -----------     -----------
Royalty proceeds......................  $   152,202     $     5,005     $ 5,235,068     $ 2,551,586
Trust administrative expenses.........     (115,196)        (74,652)       (301,604)       (490,944)
Interest earned.......................       23,782          16,881          97,164          35,275
Reserve for future Trust expenses.....       53,870          52,766        (368,547)     (2,095,917)
                                        -----------     -----------     -----------     -----------
Distributable cash....................  $   114,658     $        --     $ 4,662,081     $        --
                                        ===========     ===========     ===========     ===========
Distributable cash per Unit...........  $   0.00765     $        --     $   0.31130     $        --
                                        ===========     ===========     ===========     ===========
Units outstanding.....................   14,975,390      14,975,390      14,975,390      14,975,390
                                        ===========     ===========     ===========     ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                SEPTEMBER 30,     DECEMBER 31,
                            ASSETS                                  1995              1994
                                                                -------------     -------------
                                                                 (UNAUDITED)
Cash and short-term investments...............................  $   2,460,788     $   1,977,583
Net overriding royalty interests in oil and gas properties....    189,875,741       189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interests in oil and gas properties.........................    (25,431,543)      (25,431,543)
Less, accumulated amortization of net overriding royalty
  interests...................................................   (164,260,985)     (164,231,280)
                                                                -------------     -------------
          Total assets........................................  $   2,644,001     $   2,190,501
                                                                =============     =============
                 LIABILITIES AND TRUST CORPUS
Distributions payable to Unit holders.........................  $     114,658     $          --
Reserve for future Trust expenses.............................      2,346,130         1,977,583
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding).....................................        183,213           212,918
                                                                -------------     -------------
          Total liabilities and trust corpus..................  $   2,644,001     $   2,190,501
                                                                =============     =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  -----------------------------
                                                                      1995             1994
                                                                  ------------     ------------
Trust corpus, beginning of year.................................  $    212,918     $    260,059
Royalty proceeds and interest earned, net of trust
  administrative expenses and reserve for future Trust
  expenses......................................................     4,662,081               --
Distributions payable to Unit holders...........................    (4,662,081)              --
Amortization of net overriding royalty interest.................       (29,705)         (47,141)
                                                                  ------------     ------------
Trust corpus, end of period.....................................  $    183,213     $    212,918
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

3. DISTRIBUTIONS TO UNIT HOLDERS

     A cumulative excess Class A cost carry-forward of $476,435 as of December 31, 1994, was eliminated in February 1995 and funding of a $2.4 million Trust administrative expense reserve (Note 6) was completed in April 1995 by means of the settlement payment (Note 5). As a result of the capital costs associated with the drilling on West Cameron Block 498 during the third quarter, there was a cumulative excess Class A cost carry-forward of $422,407 as of September 30, 1995.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Adjusted Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of September 30, 1995, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust through June 30,

                                      --4--

1995 was approximately 1.8 billion cubic feet (bcf), net to the Trust. Adjusted Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

5. GAS CONTRACT SETTLEMENT

     From 1986 through 1992, the Working Interest Owner entered into several gas contract settlements with a gas purchaser related to the Royalty Properties which involved payments of cash by the gas purchaser to the Working Interest Owner. The Working Interest Owner included in Gross Proceeds the payments received in connection with these settlements, net of amounts retained in a suspense account representing settlement proceeds that were subject to possible royalty obligations to the Minerals Management Service (the MMS). In December 1994, the Working Interest Owner entered into an agreement with the MMS relating to these gas contract settlements, resulting in a payment by the Working Interest Owner. After the settlement, approximately $4 million of the funds initially retained for possible royalty obligations remained. The Working Interest Owner informed the Trustee that it anticipated expenditures for the development operations on the Royalty Properties in excess of $4 million and, accordingly, proposed to retain the funds remaining in the suspense account for use as payments of these anticipated expenditures, as sufficient funds may not be otherwise available. The Trustee and the Working Interest Owner evaluated the legal, tax and other issues relating to retaining such amounts for use in the exploratory and development operations on the Royalty Properties and concluded that the funds should be paid to the Trust. Such funds, including interest, were included in the April 1995 Net Proceeds as a special payment resulting in a distribution of $0.28794 per Unit.

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of approximately $2.4 million to cover approximately three years of Trust expenses. This reserve was funded with $1.9 million from a January 1994 settlement payment, $0.3 million from Royalty income and $0.2 million from the April 1995 special payment (Note 5). Because of the cumulative excess Class A cost carry-forward in the third quarter (Note 3), $53,870 was withdrawn from the expense reserve to pay current Trust administrative expenses. There will be tax consequences to the Unit holders for such reserve as described in Note 7 below.

     The funding for this reserve is deposited with Texas Commerce Bank and invested in Texas Commerce Bank collateralized certificates of deposit. The average interest rate earned on these funds for the third quarter of 1995 was
3.8 percent.

7. FEDERAL INCOME TAX MATTERS

     Unit holders will be required to report taxable income for the Royalty income received by the Trust and deposited to the expense reserve even if no distributions were received by the Unit holders. The expense

                                      --5--
reserve established for Trust administrative expenses described in Note 6 above will give rise to future tax deductions as additional administrative expenses are incurred and paid with funds deposited in the reserve.

8. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     The operators of the Trust properties have provided estimates of future costs to abandon the Trust properties upon their depletion. The December 1994 estimate, net of abandonment costs incurred, totaled $13.6 million net to the Trust, of which $13.2 million has been withheld from distributions to Unit holders as of September 30, 1995. The actual costs to abandon the Trust properties may vary from these estimates. Any excess will reduce future distributions and, to the extent that actual costs are less than amounts withheld, amounts will be added to future distributable cash.

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

                                      --6--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Commerce Bank National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of September 30, 1995, the related statements of royalty proceeds and distributable cash for the three and nine month periods ended September 30, 1995 and 1994 and the related statements of changes in trust corpus for the nine month periods then ended. These financial statements are the responsibility of the Working Interest Owner.

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

New Orleans, Louisiana,
November 6, 1995

                                      --7--

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained herein regarding operations and exploration and development activities on the properties burdened by the Royalty has been furnished by the Working Interest Owner.

RESULTS OF OPERATIONS

     Cash distributions to Unit holders for the third quarter and first nine months of 1995 were $0.1 million, or $0.00765 per Unit, and $4.7 million, or $0.31130 per Unit, respectively, compared with no distributions for the same periods of 1994. The 1995 periods benefitted from reduced capital expenditures and lower abandonment accruals (and for the nine-month 1995 period, the settlement payment discussed below), partially offset by lower Gross Proceeds when compared with the 1994 periods. The third-quarter 1995 cash distribution was comprised solely of the July monthly distribution amount.

     Gas revenues included in third-quarter and nine-months 1995 Gross Proceeds totaled $0.8 million and $2.9 million, respectively, compared with $1.6 million and $5.9 million in the 1994 periods, respectively. Gas volumes decreased 36 percent to 0.4 billion cubic feet (bcf) for the third quarter of 1995 from 0.7 bcf in the 1994 period and decreased 38 percent to 1.4 bcf for the first nine months of 1995 from 2.3 bcf in the 1994 period primarily because of normal production declines. Gas price realizations averaged $1.94 per thousand cubic feet (mcf) and $2.00 per mcf in the third quarter and nine month periods of 1995, respectively, compared with $2.43 and $2.52 per mcf in the 1994 periods, respectively. The decline in average gas price realizations is due to a lower spot market price and an increase in volumes sold in the spot market during 1995.

     Oil revenues included in Gross Proceeds totaled $0.4 million and $1.2 million for the third quarter and first nine months of 1995, respectively, compared with $0.6 million and $1.7 million in the 1994 periods, respectively. Oil volumes declined 29 percent to 25,200 barrels in the 1995 quarter from 35,600 barrels in the 1994 quarter and decreased 38 percent to 71,900 barrels in the 1995 year-to-date period from 116,100 barrels in the 1994 period. The impact of these decreases was partially offset by increases in the average oil price realizations to $17.71 and $17.17 per barrel for the 1995 quarter and year-to-date periods, respectively, from $15.98 and $14.56 per barrel in the comparative 1994 periods.

     Capital costs during the third quarter and first nine months of 1995, net to the Trust, were $0.7 million ($0.04719 per Unit) and $0.5 million ($0.03474 per Unit), respectively, compared with $1.2 million ($0.08099 per Unit) and $4 million ($0.27544 per Unit) for the 1994 periods. Third-quarter and year-to-date 1995 capital expenditures consist primarily of drilling costs for the West Cameron Block 498 No. 4 well which was spudded in August 1995. The year-to-date 1995 period includes a credit resulting from certain previously accrued capital expenditures being lower than originally estimated. Third-quarter 1994 capital expenditures consist primarily of costs for the drilling of the West Cameron Block 498 No. 2 and No. 3 wells while the year-to-date 1994 period also includes costs associated with drilling activities at West Delta Block 34 and West Cameron Block 65.

     Accruals for future estimated abandonment costs reduced Royalty proceeds by $0.1 million ($0.00677 per Unit) and $0.4 million ($0.02431 per Unit) for the third quarter and first nine months of 1995, respectively, compared with $0.2 million ($0.01444 per Unit) and $1.2 million ($0.08161 per Unit) in the

                                      --8--
comparative 1994 periods, respectively. Based on current estimates, which may be adjusted in future periods, approximately $0.4 million remains to be withheld from future distributions to Unit holders (Note 8).

     Trust administrative expenses for the third quarter of 1995 increased significantly, reflecting the cash costs for the bills received during the quarter. However, after excluding the recovery of prior period Trust administrative expenses as further discussed below, costs for the nine-month period ended September 30, 1995 were slightly lower than in the 1994 period.

     A summary of the calculations of amounts payable pursuant to the Royalty and amounts distributable by the Trust for the periods indicated follows:

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                         --------------------------    --------------------------
                                            1995           1994           1995           1994
                                         -----------    -----------    -----------    -----------
Gross proceeds(1)......................  $ 1,263,038    $ 2,172,405    $ 8,901,105    $10,714,101
Total costs(2).........................   (1,563,565)    (2,639,418)    (3,018,449)    (8,099,792)
Excess Class A cost (recovery)
  carry-forward, net(3)................      469,811        472,580        (60,091)       223,625
                                         -----------    -----------    -----------    -----------
Net proceeds...........................      169,284          5,567      5,822,565      2,837,934
Percent attributable to Royalty........         90.0%          90.0%          90.0%          90.0%
                                         -----------    -----------    -----------    -----------
Amounts payable attributable to
  Royalty..............................      152,356          5,010      5,240,309      2,554,141
Percent attributable to the Trust......         99.9%          99.9%          99.9%          99.9%
                                         -----------    -----------    -----------    -----------
Royalty proceeds.......................      152,202          5,005      5,235,068      2,551,586
Trust administrative expenses..........     (115,196)       (74,652)      (301,604)      (337,687)
Trust administrative expense
  recovery(4)..........................           --             --             --       (153,257)
                                         -----------    -----------    -----------    -----------
                                              37,006        (69,647)     4,933,464      2,060,642
Interest earned........................       23,782         16,881         97,164         35,275
Reserve for future Trust expenses(5)...       53,870         52,766       (368,547)    (2,095,917)
                                         -----------    -----------    -----------    -----------
Distributable cash.....................  $   114,658    $        --    $ 4,662,081    $        --
                                         ===========    ===========    ===========    ===========

------------

(1) Gross proceeds for the three and nine month periods ended September 30, 1995 and 1994, were calculated based on amounts received by the Working Interest Owner during the three and nine month periods ended August 31, 1995 and August 31, 1994, respectively.

(2) Total costs for the three and nine month periods ended September 30, 1995 and 1994, represent amounts accrued by the Working Interest Owner during the three and nine month periods ended August 31, 1995 and August 31, 1994, respectively.

(3) Recoveries represent Class A costs incurred in a prior period and recovered in the current period; carry-forwards represent Class A costs incurred in the applicable period that remained outstanding as of the end of such period.

(4) Represents Trust administrative expenses incurred in a prior period and recovered during the current period.

(5) Represents the net amount withdrawn from or (deposited to) the Trust administrative expense reserve for the respective period.

                                      --9--

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

     In mid-1994 exploratory drilling commenced at West Cameron Block 498 where two wells, the No. 2 and the No. 3, were drilled and saved for future completion and production after discovering 760 feet and 150 feet of net hydrocarbon pay, respectively. The working interest owners of this block then participated in a 3D seismic survey to evaluate future drilling operations. After review of the survey data and available geologic information, the No. 4 well was drilled during the third quarter of 1995 in close proximity to the No. 2 well and encountered net hydrocarbon pays comparable to those discovered in the No. 2 well. The No. 4 well was saved for future completion and production. On September 19, 1995 the No. 5 well was spudded to test an unexplored separate fault block with a proposed bottom hole location approximately 4,500 feet south of the bottom hole location of the No. 2 discovery well. Additional wells may be proposed depending on the results of the No. 5 well. Because of these drilling operations, total Class A costs are expected to exceed Gross Proceeds for at least several months, resulting in no distributions to the Unit holders. Future exploration and development costs incurred with respect to this property would also reduce net proceeds, which would reduce or eliminate distributions to Unit holders for a presently indeterminate period. As of September 30, 1995, costs associated with the exploration activities at West Cameron Block 498 resulted in a cumulative cost carry-forward of $422,407, net to the Trust.

     The map on page 12 shows the locations and selected information for all of the productive Royalty Properties where production or drilling operations are currently underway. In addition to the drilling activities on West Cameron Block 498, the operators of other Royalty Properties continue to review possible opportunities for further exploration and development activities. The operator of Vermilion Block 58 has proposed the drilling of a test well on this block. The proposal has been approved by the Working Interest Owner and drilling should commence in November 1995. Additional exploration may be proposed for certain other Royalty Properties where geologic features have been identified through the utilization of 3D seismic technology. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     The Working Interest Owner has estimated capital expenditures for the remainder of 1995 and 1996 to be $5.5 million, net to the Trust, including $3.6 million estimated for West Cameron Block 498 and $1.1 million estimated for exploration at Vermilion Block 58. These cost projections are based on estimates provided by the operators of each block and may vary significantly from actual expenditures depending on the outcome of

                                     --10--
drilling activities and other factors affecting operations. These expenditures would serve to reduce, and could eliminate, distributions to Unit holders for certain periods.

     From 1986 through 1992, the Working Interest Owner entered into several gas contract settlements with a gas purchaser related to the Royalty Properties which involved payments of cash by the gas purchaser to the Working Interest Owner. The Working Interest Owner included in Gross Proceeds the payments received in connection with these settlements, net of amounts retained in a suspense account representing settlement proceeds that were subject to possible royalty obligations to the MMS. In December 1994, the Working Interest Owner entered into an agreement with the MMS relating to these gas contract settlements, resulting in a payment by the Working Interest Owner. After the settlement, approximately $4 million of the funds initially retained for possible royalty obligations remained. The Working Interest Owner informed the Trustee that it anticipated expenditures for the development operations on the Royalty Properties in excess of $4 million and, accordingly, proposed to retain the funds remaining in the suspense account for use as payments of these anticipated expenditures, as sufficient funds may not be otherwise available. The Trustee and the Working Interest Owner evaluated the legal, tax and other issues relating to retaining such amounts for use in the exploratory and development operations on the Royalty Properties and concluded that the funds should be paid to the Trust. Such funds, including interest, were included in the April 1995 Net Proceeds as a special payment resulting in a distribution of $0.28794 per Unit. Funds for future capital expenditures on the Royalty Properties provided by the Working Interest Owner will subsequently reduce distributions to Unit holders in accordance with the Trust agreements.

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established in January 1994 a $2.4 million Trust administrative expense reserve to pay such expenses (Note 6), which was fully funded as of July 31, 1995. However, due to the cumulative Class A cost carry-forward (Note 3), $53,870 was withdrawn from the expense reserve to pay current Trust administrative expenses.

                                     --11--

[The map shows the fields offshore Louisiana and Texas identifying the location of the Trust's productive properties by block number, including gross and net acreage and working interest percentage for each block, as of September 30, 1995.]

                                     --12--

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable.

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the registrant during the third quarter of 1995.

                                     --13--

                              INDEX TO EXHIBITS


Exhibit 27     - Financial Data Schedule