Form 10-K405
period 1995-12-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1996-03-18
CIK 727094

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

       /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

       / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 1-8581

                   Freeport-McMoRan Oil and Gas Royalty Trust
             (Exact Name of Registrant as Specified in Its Charter)

                       TEXAS                                       72-6108468
          (State or Other Jurisdiction of                       (I.R.S. Employer
          Incorporation or Organization)                      Identification No.)

 TEXAS COMMERCE BANK NATIONAL ASSOCIATION, TRUSTEE                   77002
                  712 MAIN STREET                                  (Zip Code)
                  HOUSTON, TEXAS
     (Address of Principal Executive Offices)

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

     The aggregate market value of the 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust held by non-affiliates of the registrant on February 29, 1996 was approximately $65,500,000 based on the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal.

     As of February 29, 1996, 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                                         PAGE
Item 1.    Business....................................................................    1
             Description of the Trust..................................................    1
             Description of the Units..................................................    4
             The Royalty Properties and the Royalty....................................    6
             Federal Income Tax Considerations.........................................   26
Item 2.    Properties..................................................................   28
Item 3.    Legal Proceedings...........................................................   28
Item 4.    Submission of Matters to a Vote of Unit Holders.............................   28

                                             PART II
Item 5.    Market for the Registrant's Units and Related Unit Holder Matters...........   28
Item 6.    Selected Financial Data.....................................................   28
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................   30
Item 8.    Financial Statements and Supplementary Data.................................   33
             Statements of Royalty Proceeds and Distributable Cash:
               For the years ended December 31, 1995, 1994 and 1993....................   33
             Statements of Assets, Liabilities and Trust Corpus:
               As of December 31, 1995 and 1994........................................   33
             Statements of Changes in Trust Corpus:
               For the years ended December 31, 1995, 1994 and 1993....................   33
             Notes to Financial Statements.............................................   34
             Report of Independent Public Accountants..................................   40
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................   41

                                             PART III
Item 10.   Directors and Executive Officers of the Registrant..........................   41
Item 11.   Executive Compensation......................................................   41
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............   41
Item 13.   Certain Relationships and Related Transactions..............................   41

                                             PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   42
Signature..............................................................................   43

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

     For a discussion of the (i) estimated reserves owned by the Trust as of December 31, 1995 and the estimated future net income of the Trust, see the report by Ryder Scott Company Petroleum Engineers contained on pages 10 through 15 hereof, (ii) financial condition and results of operations of the Trust, see
Item 7 appearing on pages 30 through 32 hereof and (iii) financial statements and supplementary data of the Trust, see Item 8 appearing on pages 33 through 40, with special reference to Note 10 thereto appearing on pages 37 through 39 hereof.

     Units of beneficial interest (the Units) in the Trust are traded on the New York Stock Exchange under the trading symbol "FMR". The term "Company", as used herein, includes Freeport-McMoRan Inc. (FTX), its divisions, direct and indirect subsidiaries and affiliates, except as otherwise indicated by the context. The term "Working Interest Owner" includes Freeport-McMoRan Oil & Gas Company
(FMOG), a division of FTX, and the successors and assigns of its oil and gas working interests to the extent the context requires.

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

THE TRUST

     Under the Trust Indenture the Trustee holds an interest in the Partnership for the benefit of the Unit holders. The terms of the Trust Indenture provide, among other things, that (1) the Trustee cannot engage in any business or investment activity and cannot acquire any asset other than its interest in the Partnership and cash being held for payment of liabilities or distribution to Unit holders; (2) the Royalty can be sold in whole or in part upon approval of the Unit holders or upon termination of the Trust; and (3) any cash distributions to the Unit holders are made by the Trustee quarterly in January, April, July and October of each year.

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

     The Trust has no employees. Administrative functions of the Trust are performed by the Trustee, which is compensated for its services and reimbursed for specified charges for transfer agency and distribution functions out of Trust assets. The Trustee is also entitled to reimbursement for its out-of-pocket expenses. Due to the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities which the Trustee ordinarily incurs are those for routine administrative expenses, such as Trustee's fees and accounting, legal and other professional fees. The costs and expenses of the Trust (including the Trustee's fees) are currently estimated to be $0.5 million for 1996. The Trustee, in accordance with the Trust Indenture, established an expense reserve of approximately $2.4 million to cover Trust expenses as discussed in Note
7 -- Establishment of an Expense Reserve. The costs and expenses of the Trust may increase in future years, depending on the volume of trading in the Units, the amount of revenues to the Trust and increases in accounting, legal and other professional fees.

DUTIES AND LIMITED POWERS OF THE TRUSTEE

     Under the Trust Indenture, the Trustee receives the Trust's share of any distributions from the Partnership and pays all expenses, charges, liabilities and obligations of the Trust. With respect to any liability which is contingent or uncertain in amount or which otherwise is not currently due and payable, the Trustee has the discretion to establish a cash reserve for the payment of such liability. If at any time the cash on hand and to be received by the Trustee is not, in its judgment, sufficient to pay liabilities of the Trust as they become due, the Trustee is authorized to borrow the funds required to pay such liabilities, in which event no further distributions will be made to Unit holders until such borrowing has been repaid. The Trustee is permitted to borrow such funds from any bank, including itself. To secure payment of any such indebtedness, the Trustee is authorized to mortgage, pledge, grant security interests in or otherwise encumber assets of the Trust, or any portion thereof, to cause the Partnership to mortgage, pledge, grant security interests in or otherwise encumber the Royalty, and to cause the Partnership to carve out and convey production payments. After payment of or provision for Trust expenses and obligations, the Trustee makes quarterly distributions to the Unit holders of all the proceeds received from the Partnership in respect of the Royalty and not theretofore distributed. The Trustee submits periodic financial reports to the Unit holders as described under "DESCRIPTION OF THE UNITS -- Periodic Reports".

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

TERMINATION OF THE TRUST

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. As noted above, the Trustee is required to sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. Upon the termination of the Trust under (ii) above, the Trustee will sell the Royalty (or will cause the Partnership to sell all of the assets of the Partnership). The Trustee will as promptly as possible distribute the proceeds of any such sales according to the respective interests and rights of the Unit holders after discharging all of the liabilities of the Trust and, if necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities.

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

NATURE OF THE UNITS

     The Units are not an interest in or obligation of the Company, the Working Interest Owner or any successor Working Interest Owner. However, the ultimate value of the Royalty is dependent to a large extent upon the ability of the Working Interest Owner to produce oil and gas from the Royalty Properties. There is no requirement that the Working Interest Owner expend any specific amounts with respect to the Royalty Properties. The Working Interest Owner is free to transfer its working interest (burdened by the Royalty) to third parties. In certain cases the Working Interest Owner is permitted to farmout interests in the Royalty Properties and to reduce the Royalty proportionately. See "THE ROYALTY PROPERTIES AND THE ROYALTY -- General and -- Production and Drilling Activities". The Working Interest Owner does not have an obligation to produce any specific amounts of oil and gas from any of the Royalty Properties. It has the right to abandon any well or lease, and upon termination of any lease the portion of the Royalty relating thereto will be extinguished. The amount of revenues attributable to the Royalty may be affected by operating agreements and unitization and pooling arrangements. The realization of the ultimate value of the Royalty is subject to all the risks associated with exploration on and development of oil and gas properties and to comprehensive regulation by governmental authorities.

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

LIABILITY OF OWNERS OF UNITS

     Regarding the Unit holders, the Trust Indenture provides that the Trustee will be fully liable if the Trustee incurs any liability, except with respect to the income tax and oil and gas pricing matters described in the next paragraph, without taking reasonable steps to ensure that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by, Unit holders. However, under the laws of Texas (and perhaps California, if applicable), it is unclear whether a Unit holder would be jointly and severally liable for any liability of the Trust in the event that both of the following conditions were to occur: (a) the satisfaction of such liability was not by contract limited to the assets of the Trust, and
(b) the assets of the Trust were insufficient to discharge such liability. Each Unit holder should weigh this potential exposure in deciding whether to retain or transfer his Units. In that connection, Unit holders should consider the value and passive nature of the Trust assets and the restrictions on the power of the Trustee to incur liabilities.

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

GENERAL

     The map on page 9 shows the location and selected information as of December 31, 1995 for all of the productive Royalty Properties where production or drilling operations are currently under way. In 1985, OCS-P 0433 Tract 214 in the Santa Maria Basin, offshore California was farmed out, with the Working Interest Owner retaining an overriding royalty interest burdened by the Royalty. Additionally, during 1995, the Eugene Island Block 10 field (25% working interest) and the Vermilion Block 310 field (30% working interest) were shut-in due to the fields reaching their economic limits. The respective leases have expired and abandonment operations are anticipated during 1996.

     In February 1996 drilling operations commenced on an exploratory well on Breton Sound Block 55. The Working Interest Owner owns a 9.375% working interest in the lease well. The estimated drilling cost for the well is $.8 million net to the Trust. Additional costs may be required to complete the well and develop it for production. Additional exploration may be proposed for certain other Royalty Properties where geologic features have been identified through the utilization of 3D seismic technology. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     As of December 31, 1995, there were 2 gross (0.7 net) productive oil wells and 13 gross (2.08 net) productive gas wells on 8 of the remaining Royalty Properties where the Working Interest Owner retains a working interest.

     All remaining Royalty Properties are operated by other oil and gas companies under joint operating agreements. Neither the Working Interest Owner nor any operator has any contractual commitments to the Partnership or the Trust to conduct further exploratory or development drilling on the Royalty Properties or to maintain its ownership interest in any of the properties. See "Certain Factors Affecting Distributions; Conflicts of Interest". However, any operator of a Royalty Property (including the Working Interest Owner) has an obligation to operate and develop such property in accordance with the standards of a reasonable and prudent operator. The Working Interest Owner retains a revenue interest in the remaining Royalty Properties and it has informed the Trustee that it may conduct further development and exploratory activities on certain of the Royalty Properties. See "Production and Drilling Activities" below for a discussion of current development and exploratory activities on certain of the Royalty Properties.

RESERVES

     A study of the proved oil and gas reserves attributable to the Royalty Properties as of December 31, 1995, has been made by Ryder Scott Company Petroleum Engineers, independent petroleum engineers (Ryder Scott). In accordance with regulations of the Securities and Exchange Commission (the SEC), such study is limited to reserves currently classified as "proved". The amount of reserves and the timing of production attributable to the Royalty Properties are, and in the future will continue to be, significantly affected by the level of capital expenditures to be incurred on the individual properties and the success of exploration and development activities. The assumptions used in preparing the reserve study are detailed within the following letter, which summarizes such reserve study. Such assumptions, as well as the cautionary paragraphs following the letter, should be studied carefully together with the estimates contained in the letter. Ryder Scott also prepared estimates of future net cash flows attributable to the Royalty from proved oil and gas reserves and the discounted present value of such future net cash flows. The estimates of Ryder Scott are used in the preparation of the Trust's financial statements and for other reporting purposes. However, as explained in the cautionary paragraphs immediately following the letter, Ryder Scott's estimates were prepared based on production and costs as of December 31, 1995, but the timing of inclusion of production and costs for purposes of calculating Royalty payments during a given period varies somewhat from the method used by Ryder Scott in preparing its estimates. For example, the estimates do not take into account amounts received in 1996 attributable to sales of oil and gas produced in the fourth quarter of 1995, volumes of natural gas sold by other parties pursuant to certain gas balancing arrangements and the effect of the excess Class A cost carry-forward at December 31, 1995. Therefore, the amounts set forth in the letter are not necessarily indicative of actual amounts to be distributed to Unit holders, either annually or ultimately.

     The estimates of future net cash flows and discounted present value of future net cash flows were prepared using prices and costs as of December 31, 1995. Of the total discounted present value of future net cash flows attributable to the Royalty estimated by Ryder Scott, approximately 4 percent are under contract with Transcontinental Gas Pipeline Co. (Transco), a purchaser of natural gas, and approximately 96 percent are expected to be sold on the spot market. Proved reserves are estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (see Note 10 -- Supplementary Proved Oil and Gas Reserve Information).

[The map shows the fields offshore Louisiana and Texas identifying the location of the Trust's productive properties by block number, including gross and net acreage and working interest percentage for each block, as of December 31, 1995.]



                                                   Worklog
     Property                                     Interest%*              Gross Acres              Net Acres
     --------                                     ----------              -----------              ---------
Royalty Properties --
Offshore Louisiana:
Breton Sound Blk. 54/55 . . . . . . . . . . . .      18.75                   6,946                   1,302
East Cameron Blk. 336 . . . . . . . . . . . . .      28.00                   5,000                   1,400
Vermilion Blk. 21 . . . . . . . . . . . . . . .       4.17                   4,139                     172
Vermilion Blk. 22 . . . . . . . . . . . . . . .       4.17                   5,000                     208
Vermilion Blk. 58 . . . . . . . . . . . . . . .      22.50                   5,000                   1,125
West Cameron Blk. 65  . . . . . . . . . . . . .       4.17                   5,000                     208
West Cameron Blk. 215 . . . . . . . . . . . . .      31.28                   5,000                   1,564
West Cameron Blk. 498 . . . . . . . . . . . . .      23.08                   5,000                   1,154
West Delta Blk. 34  . . . . . . . . . . . . . .      30.00                   2,500                     750

Offshore Texas:
High Island Blk. A-552(2) . . . . . . . . . . .      35.00                   3,600                   1,260

* The Royalty Trust owns 99.9% of a 90% net profits interest in the Working Interest for each block.

                        [RYDER SCOTT COMPANY LETTERHEAD]


                               February 21, 1996

Freeport-McMoRan Oil and Gas Royalty Trust
c/o Texas Commerce Bank National Association, Trustee
600 Travis Street, Suite 1150
Houston, Texas 77002

Gentlemen:

        At the request of Freeport-McMoRan Oil & Gas Company (FMOG), a division of Freeport-McMoRan Inc. (FTX), we have prepared estimates of the proved reserves and future production and income attributable to a net overriding royalty interest in certain offshore leases as of December 31, 1995. The future income has been calculated using Securities and Exchange Commission (SEC) guidelines for price and cost parameters.

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

        Eleven offshore leases subject to the Royalty have been considered in this report, and the impact of these leases' reserves, revenues, expenses, and expense accruals on the income of the Partnership has been determined. These eleven leases are hereinafter referred to as the "Subject Properties". All other leases originally subject to the Royalty have either expired, or have been farmed out, with the working interest owner retaining an overriding royalty interest burdened by the Royalty. The Working Interest Owner has assured us that no leases other than the eleven included in our evaluation have a material effect on the overall revenues or liabilities of the Partnership.

        The estimated reserve quantities and future income quantities presented in this report are related to hydrocarbon prices. December 1995 hydrocarbon prices were used in the preparation of this report as required by SEC guidelines; however, actual future prices may vary significantly from December 1995 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows:

Freeport-McMoRan Oil and Gas Royalty Trust
February 21, 1996
Page 2



                                 SEC PARAMETERS
                     Estimated Net Reserve and Income Data
                Freeport-McMoRan Oil and Gas Royalty Partnership
                            As of December 31, 1995
                ------------------------------------------------

                                Proved        Proved           Total
                              Developed     Undeveloped        Proved
                              ---------     -----------        ------
Remaining Reserves
  Oil/Condensate -- Barrels       34,597           616,946         651,543
  Gas -- MMCF                        690             2,953           3,643

Future Net Income (FNI)
  1996                        $1,214,392      -$ 6,181,754    -$ 4,967,362
  1997                           629,758         5,936,083       6,565,841
  1998                            80,142         2,308,945       2,389,087
                              ----------       -----------     -----------
  Sub-Total (1996-1998)       $1,924,292       $ 2,063,274     $ 3,987,566
  Remaining                      319,499        15,383,703      15,703,202
                              ----------       -----------     -----------
  Total                       $2,243,791       $17,446,977     $19,690,768

Discounted FNI @ 10%          $2,003,093       $ 9,600,864     $11,603,957
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

        The future net income attributable to the Royalty was estimated on a yearly basis from a projection of the combined Working Interest Owner and Partnership future net income. Combined future net income values were calculated by deducting operating expenses and capital costs from the future gross revenue of the combined interests. Only those expenses and capital costs necessary for the development and production of proved reserves were taken into consideration. The annual income values for each property were further reduced by an overhead charge furnished by the Working Interest Owner and by a yearly amount necessary for the Working Interest Owner to accrue the balance of the abandonment costs over the remaining life of the Subject Properties. The adjusted annual income resulting from subtracting the overhead charge and prorated abandonment costs was multiplied by a factor of 90 percent to arrive at the annual future net income of the Partnership.

        The future net income calculated for the Partnership is before the deduction of state and federal income taxes and does not include any adjustment for cash on hand or undistributed income. No attempt has been made to quantify or otherwise account for any accumulated gas imbalances that may exist. In accordance with Securities and Exchange Commission regulations, discounted future net income values shown above were calculated by discounting the future net income at the rate of 10 percent per year; however, such rate is not necessarily the most appropriate discount rate. At the request of the Working Interest Owner, annual compounding was used in the computation of discounted future net income. Discounted future net income should not be construed as Ryder Scott Company's estimate of fair market value since no consideration was given to the

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS

Freeport-McMoRan Oil and Gas Royalty Trust
February 21, 1996
Page 3

additional factors that influence the prices at which oil and gas properties are bought and sold and as taxes on income, allowance for return on investments and business risks.

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

        Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing operating conditions using the cost and price parameters discussed in other sections of this report. Reservoirs are considered proved if economic producibility is supported by actual production or formation tests. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data become available. Proved natural gas reserves are comprised of non-associated, associated and

                    RYDER SCOTT COMPANY  PETROLEUM ENGINEERS

Freeport-McMoRan Oil and Gas Royalty Trust
February 21, 1996
Page 4

dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of natural gas liquids, for lease and plant fuel, and for the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale.

        Reserves that can be produced economically through the application of improved recovery techniques are included in the proved classification when these qualifications are met (1) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including (1) pressure maintenance, (2) cycling, and (3) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids.

        Estimates of proved reserves do not include crude oil, natural gas, or natural gas liquids being held in underground or surface storage.

        Depending on the status of development, these proved reserves are further subdivided into:

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

                    RYDER SCOTT COMPANY PETROLEUM ENGINEERS

Freeport-McMoRan Oil and Gas Royalty Trust
February 21, 1996
Page 5

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

HYDROCARBON PRICES

        FMOG furnished us with prices in effect at December 31, 1995 and these prices were held constant except for known and determinable escalations. In accordance with Securities and Exchange Commission guidelines, changes in liquid and gas prices subsequent to December 31, 1995 were not taken into account in this report.

OIL AND CONDENSATE

        The Working Interest Owner furnished us with initial oil and condensate prices for the properties in this report. These initial liquid prices were based on actual prices received in December 1995, and were held constant throughout the depletion of the reserves. In accordance with Securities and Exchange Commission guidelines, changes in liquid prices subsequent to December 31, 1995 were not considered in this study.

GAS

        The Working Interest Owner has furnished us with gas prices in effect at December 1995 and with its forecasts of future gas prices which take into account SEC guidelines, current market prices, contract prices and fixed and determinable price escalations where applicable. In accordance with SEC guidelines, the future gas prices used in this report make no allowance for future gas price increases which may occur as a result of inflation nor do they allow any allowance for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat lower than December gas prices. For gas sold under contract, the contract gas price including fixed and determinable escalations, exclusive of inflation adjustments, was used until the contract expires and then was adjusted to the current market price for the area and held at this adjusted price to depletion of the reserves. At the request of the Working Interest Owner, a market price of $2.015 per MMBTU was used in this study for all uncontracted gas and for gas produced subsequent to the expiration of gas contracts.

                    RYDER SCOTT COMPANY  PETROLEUM ENGINEERS

Freeport McMoRan Oil and Gas Royalty Trust
February 21, 1996
Page 6




COSTS

        The current operating, development, abandonment, and overhead costs were held constant throughout the life of the properties. The estimated net cost of abandonment after salvage was used in our estimates of future revenue from the Subject Properties since these costs are relatively large in offshore areas. The estimates of the net abandonment costs for the Subject Properties were furnished by the Working Interest Owner and were accepted without independent verification.

        All operating, development, abandonment, and overhead costs used in this study were furnished by the Working Interest Owner. The operating costs are based on the operating expense reports of the Working Interest Owner and the development costs are based on authorizations for expenditure for the proposed work or on actual costs for similar projects.

GENERAL

        The reserve estimates presented herein are based upon a detailed study of the Subject Properties; however, Ryder Scott has not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. The Working Interest Owner has represented that it has given Ryder Scott access to its accounts, records, geological and engineering data and reports and other data as were required for this investigation. The ownership interests, prices, and other factual data furnished to Ryder Scott by the Working Interest Owner in connection with this investigation were accepted without verification. The estimates presented in this report are based on such furnished data available through December 1995.

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


                                                Very truly yours,


                                                RYDER SCOTT COMPANY
                                                PETROLEUM ENGINEERS

                                                /s/ Kent A. Williamson
                                                ------------------------
                                                Kent A. Williamson, P.E.
                                                Group Vice President


KAW/im





                    RYDER SCOTT COMPANY  PETROLEUM ENGINEERS

     Of the total discounted present value of future net cash flows attributable to the Royalty estimated by Ryder Scott, approximately 83 percent was accounted for by West Cameron Block 498 and 6 percent by West Cameron Block 215.

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

     The Ryder Scott estimates were prepared on the basis of estimated production and Costs accrued after December 31, 1995. Thus, amounts received by the Working Interest Owner after November 30, 1995 attributable to production during 1995 have not been taken into account by Ryder Scott in making its estimates, even though these amounts will be included in Gross Proceeds for purposes of calculating amounts payable pursuant to the Royalty subsequent to 1995. The Working Interest Owner has estimated that if Ryder Scott had taken into account the 1996 Gross Proceeds from 1995 production, the total estimated future net cash flow and the discounted present value of such estimate in the Ryder Scott letter would have been approximately $0.7 million higher (net to the Trust's interest). In addition, because Ryder Scott's estimates for the remaining period are based on estimated production and Costs accrued during each such period and because actual Gross Proceeds and Costs will not be based on production and Costs during the same period, the estimates for various time periods will not in any event correspond to the amount of payments pursuant to the Royalty during such periods.

     Ryder Scott gave no effect in its estimates to amounts to which the Working Interest Owner is entitled as a result of gas imbalances for certain production (see Note 5 -- Gas Balancing Arrangements and Note 10 -- Supplementary Proved Oil and Gas Reserve Information). Pursuant to the Conveyance, proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to gas balancing arrangements between the Working Interest Owner and others (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. The amounts the Working Interest Owner will receive from the future sale of such underproduction may be more or less than those amounts received by third parties because of price fluctuations.

     The estimated future net cash flows shown in Ryder Scott's letter have not been reduced for any capital expenditures on Productive Properties in excess of amounts estimated to be necessary to develop proved reserves attributed thereto. See "Computation of the Royalty" below. Similarly, such future net cash flows have not been reduced for costs and expenses of the Trust, which are currently estimated at $0.5 million per year, or of the Partnership, which are expected to be minimal. Ryder Scott also did not take into account the Class A cost carryforward of $1.9 million net to the Trust, as of December 31, 1995.

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

          Capital Expenditures. Although the Working Interest Owner's management believes that the Royalty Properties have potential for reserve additions from future exploration and development activities, the success of such activities cannot be assured. The value of the Royalty, and thus of the Units, will depend in part upon the level of, and the degree of success of, such activities. In the event a decision is made to explore for or develop hydrocarbons on the Royalty Properties, subsequent capital expenditures required to explore for, develop and produce the reserves could be of such magnitude that they would result in the elimination or reduction of distributions to Unit holders for a substantial period of time. See "Production and Drilling Activities" below.

          Oil and Gas Surplus and Other Marketing Factors. The prices of crude oil have fluctuated significantly in recent years primarily as a result of an oversupply of crude oil on world markets. Such surplus, as well as other factors beyond the Working Interest Owner's control may affect adversely both the availability of a ready market for production from the Royalty Properties and the sales prices received for such production. Gas market conditions are affected by gas price competition, competition from alternative fuels, energy conservation and a variety of other factors.

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

          Ownership of Adjacent Properties. The Working Interest Owner may own interests in offshore tracts that are adjacent to or in the vicinity of, but not included in, the Royalty Properties, and it may in the future acquire additional such tracts. Drilling conducted on the Royalty Properties may provide the Working Interest Owner or any successor with valuable information regarding such other tracts, which it would then be free to develop unburdened by the Royalty and which in some cases could drain oil and gas from the Royalty Properties. In the second quarter of 1995, McMoRan Oil & Gas Co. (MOXY), a former affiliate of the Working Interest Owner, acquired a 25% undivided interest in West Cameron Block 519, a tract which is adjacent to West Cameron Block 498, one of the Royalty Properties in which the Working Interest Owner owns an approximately 23% interest. The Royalty will not apply to this tract just as it would not have applied had it been purchased by the Working Interest Owner. No drilling has occurred on West Cameron Block 519. The Working Interest Owner is not the operator of West Cameron 498 and MOXY is not the operator of West Cameron 519. Neither the Working Interest Owner nor MOXY has the voting interest necessary to determine the nature or timing of operations on either of these tracts.

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

PRODUCTION AND DRILLING ACTIVITIES

     Of the 11 remaining Royalty Properties, 8 are currently producing. For a discussion concerning the oil and gas production from such properties in 1995, as well as information concerning drilling activities on such properties during 1995, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 31 and Note 10 -- Supplementary Proved Oil and Gas Reserve Information.

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

SALES CONTRACTS AND PRICES

     Oil production from the Royalty Properties is sold under short-term contracts at current market prices. Oil prices received by the Working Interest Owner have fluctuated widely. The average oil price that the Working Interest Owner received for crude oil sales during 1995 was approximately 13 percent higher than the average price received during 1994. Oil prices can be expected to continue to exhibit volatility as a result of such factors as the unstable situation in the Middle East, future actions of OPEC and future changes in worldwide economic conditions.

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

     Presently Producing Properties. Gas is currently being produced from 8 of the 11 remaining Royalty Properties. Gas production from West Delta Block 34, which accounted for approximately 33 percent of the Working Interest Owner's revenues from the Royalty Properties during 1995, is subject to a gas purchase contract with Transco. Gas sales to Transco accounted for approximately 43 percent, 48 percent and 53 percent of the Working Interest Owner's revenues attributable to oil and gas production from the Royalty Properties in 1995, 1994 and 1993, respectively.

REGULATION

     The production, sale and transportation of oil and gas from the Royalty Properties are subject to various forms of regulation by federal and state authorities, and are affected from time to time in varying degrees by political developments.

     Energy Regulation. The Working Interest Owner is subject to regulation by the Federal Energy Regulatory Commission (FERC) with respect to various aspects of its natural gas operations under the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act (NGPA). The Natural Gas Wellhead Decontrol Act of 1989 amended both the price and non-price control provisions of the NGPA for the purpose of providing complete decontrol of first sales of natural gas by January 1, 1993. Consequently, the Working Interest Owner believes the Trust's gas may be sold at market prices, subject to applicable contract provisions.

     Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, and 636-B (Order No. 636), which require interstate pipelines to provide transportation separate, or "unbundled", from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate the Working Interest Owner's activities, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Working Interest Owner's activities. Although Order No. 636, assuming it is upheld in its entirety, could provide the Working Interest Owner with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Working Interest Owner to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. As of early 1995, FERC had issued final orders accepting most pipelines' Order No. 636 compliance filings, and had commenced a series of one year reviews of individual pipeline implementations of Order No. 636. Numerous parties have filed petitions for review of Order No. 636, as well as orders in individual pipeline restructuring proceedings. Upon such judicial review, these orders may be remanded or reversed in whole or in part. With Order No. 636 subject to court review, it is difficult to predict with precision its ultimate effects.

     FERC has announced its intention to re-examine certain of its transportation-related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636, and the use of market-based rates for interstate gas transmission. While any resulting FERC action would affect the Working Interest Owner only indirectly, the FERC's current rules and policy statements may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Working Interest Owner cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Working Interest Owner's natural gas is sold. However, the Working Interest Owner does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

     Recently, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. While this policy statement affects the Working Interest Owner only indirectly, in its present form, the new policy should enhance competition in natural gas markets and facilitate construction of gas supply laterals. However, requests for rehearing of this policy statement are currently pending. The Working Interest Owner cannot predict what action the FERC will take on these requests.

     Commencing in October 1993, FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows, or may require, pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. FERC's decision in this matter is currently the subject of various petitions for judicial review. The Working Interest Owner is not able at this time to predict the effects of Order Nos. 561 and 561-A, if any, on the transportation costs associated with oil production from the interests burdened by the Royalty, or the effect of such rules on the Trust.

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

     Operations the Working Interest Owner conducts relating to the Royalty Properties are on federal oil and gas leases, which the Minerals Management Service (MMS) administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS has recently proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. These proposed regulations were withdrawn pending further discussion among interested federal agencies. The MMS also has regulations restricting the flaring or venting of natural gas, and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Working Interest Owner can obtain bonds or other surety in all cases. Additional financial responsibility requirements may be imposed under the Oil Pollution Act of 1990, as discussed under "Environmental Regulation".

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

     The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover a substantial portion of environmental cleanup and restoration costs that could be incurred by governmental entities in connection with an oil spill. In August 1993 the MMS published an advance notice of its intention to adopt a rule under OPA that would require responsible parties for offshore oil and gas facilities to establish evidence of $150 million in financial responsibility. However, in May 1995 the U.S. House of Representatives passed a bill that would reduce the level of financial responsibility required under OPA to $35 million. In November 1995 the U.S. Senate adopted similar but slightly different legislation that must be reconciled with the House of Representative's bill before either bill can be submitted to the President for approval. The final form of any financial responsibility rule that may be adopted pursuant to OPA cannot be predicted at this time; however, any such rule has the potential to result in the imposition of additional annual costs on the Working Interest Owner's operations.

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

     At least two courts have recently ruled that certain waste products associated with the production of crude oil may be classified as "hazardous substances" subject to regulation and liability under CERCLA. In addition, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements under the Resource Conservation and Recovery Act. Any reclassification of oil and gas exploration and production wastes from non-hazardous to hazardous could have a significant impact on the operating costs of the Working Interest Owner, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Working Interest Owner.

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

     No matters were submitted to a vote of Unit holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.

     Freeport-McMoRan Oil and Gas Royalty Trust Units are traded on the New York Stock Exchange under the symbol "FMR". At February 29, 1996, 14,975,390 Units were outstanding and held of record by 12,846 Unit holders.

     The high and low sales prices of the Units as reported on the New York Stock Exchange and distributable cash per Unit for each quarterly period of 1994 and 1995 were:

                                                                 UNITS OF
                                                                BENEFICIAL
                                                                 INTEREST          DISTRIBUTABLE
        QUARTER                                              ----------------      CASH PER
         ENDED                                               HIGH        LOW         UNIT
                                                             -----      -----      --------
    Mar. 31, 1994..........................................  $3.25      $2.25      $     --
    Jun. 30, 1994..........................................   5.63       1.75            --
    Sept. 30, 1994.........................................   7.75       4.38            --
    Dec. 31, 1994..........................................   6.75       4.00            --
    Mar. 31, 1995..........................................   5.00       3.75            --
    Jun. 30, 1995..........................................   4.88       3.63       0.30365
    Sept. 30, 1995.........................................   6.25       4.50       0.00765
    Dec. 31, 1995..........................................   5.50       3.63            --

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

                                                     YEARS ENDED DECEMBER 31,
                               --------------------------------------------------------------------
                                  1995          1994          1993          1992           1991
                               ----------    ----------    ----------    -----------    -----------
    Royalty proceeds(1)....... $5,235,068    $2,551,586    $6,797,931    $16,760,989    $32,611,061
    Distributable cash(1).....  4,662,081            --     6,334,690     16,068,705     38,451,775(2)
    Distributable cash per
      Unit....................    0.31130            --       0.42295        1.07296        2.56760

                                                           DECEMBER 31,
                               --------------------------------------------------------------------
                                  1995          1994          1993          1992           1991
                               ----------    ----------    ----------    -----------    -----------
    Cash...................... $2,300,979    $1,977,583    $       --    $ 1,475,861    $30,779,763
    Total assets..............  2,484,192     2,190,501       260,059      1,834,623     31,932,709
    Distributions payable.....         --            --            --      1,475,861     30,779,763
    Trust corpus..............    183,213       212,918       260,059        358,762      1,152,946

------------

(1) Includes $4.3 million in 1995 related to the special payment (See Note
    6 -- Gas Contract Settlement) and $2.4 million, $2.3 million, $9.3 million and $0.8 million in 1994 through 1991, respectively, related to various gas contract settlements. Also includes $22.1 million in 1991 related to the reversal of the IDC recapture charges previously deducted.

(2) Includes $6.3 million paid to the Trust for interest on the IDC Recapture reversal.

     The Trust has not reported estimates of total proved net oil or gas reserves to any federal authority or agency other than the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Distributable cash for 1995 totaled $4.7 million ($0.31130 per Unit) primarily reflecting a special payment of $4.3 million in April 1995 discussed below. Absent this special payment, declining gas revenues and additional capital expenditures during the remainder of 1995 resulted in no significant cash distribution, as had been the case during 1994. Additionally, at year-end 1995 an excess Class A cost carry-forward of $1.9 million net to the Trust existed, and Trust administrative expenses were again being recovered from the expense reserve. The calculation of distributable cash for each year follows:

                                                          YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      1995          1994           1993
                                                   ----------    -----------    ----------
    Gross Proceeds(1)............................  $9,807,120    $12,308,657    $16,808,125
    Total costs(2)...............................  (6,070,921)   (10,000,626)   (9,496,264)
    Excess Class A cost carry-forward(3).........   2,086,366        529,902       248,957
                                                   ----------    -----------    ----------
    Net Proceeds.................................   5,822,565      2,837,933     7,560,818
    Percentage attributable to Royalty...........       90.0%          90.0%         90.0%
                                                   ----------    -----------    ----------
    Amounts payable attributable to Royalty......   5,240,309      2,554,140     6,804,736
    Percentage attributable to the Trust.........       99.9%          99.9%         99.9%
                                                   ----------    -----------    ----------
    Royalty Proceeds.............................   5,235,068      2,551,586     6,797,931
    Trust administrative expenses................    (369,101)      (472,944)     (640,275)
    Trust administrative expense
      carry-forward (recovery)(4)................          --       (153,257)      153,257
                                                   ----------    -----------    ----------
                                                    4,865,967      1,925,385     6,310,913
    Interest earned..............................     119,510         52,198        23,777
    Reserve for future Trust expenses(5).........    (323,396)    (1,977,583)           --
                                                   ----------    -----------    ----------
    Distributable Cash...........................  $4,662,081    $        --    $6,334,690
                                                   ==========    ===========    ==========

---------------

(1) Gross proceeds for each year were calculated based on amounts received by the Working Interest Owner during the twelve month period ended November 30 of such year.

(2) Total costs for each year represent amounts accrued by the Working Interest Owner during the twelve month period ended November 30 of such year.

(3) Represents net Class A costs incurred in the applicable period that remained outstanding as of the end of such period including accrued interest of $26,592, $10,979 and $5,770 for 1995, 1994 and 1993, respectively.

(4) Carry-forward represents Trust administrative expenses incurred in the applicable period that remained outstanding as of the end of such period; recovery represents Trust administrative expenses incurred in a prior period and recovered in the current period.

(5) Represents the net amount deposited to the Trust administrative expense reserve for the respective period.

     Gas revenues included in Gross Proceeds totaled $3.5 million in 1995, $7 million in 1994 and $11.2 million in 1993 on volumes totaling 1.8 billion cubic feet (bcf), 2.8 bcf and 4.4 bcf, respectively. The decline in production over the three-year period is due primarily to the depletion of the Eugene Island Block 10 and Vermilion Block 310 fields in 1995, the West Cameron Block 498 field and wells at West Delta Block 34 and East Cameron Block 336 in 1994 and normal production declines. Gas volumes included make up of gas sold under balancing agreements totaling 0.3 bcf, 0.7 bcf and 0.7 bcf for 1995, 1994 and 1993, respectively. Gas realizations averaged $1.94 per thousand cubic feet
(mcf) in 1995, $2.46 per mcf in 1994 and $2.54 per mcf in 1993, declining as a result of increasing volumes of gas being sold on the spot market as higher-price contracts expire.

     Oil revenues included in Gross Proceeds totaled $1.5 million, $2.2 million and $2.2 million in 1995, 1994 and 1993, respectively, on volumes of 88,700 barrels, 145,800 barrels and 120,900 barrels, respectively. The decrease in 1995 when compared with 1994 resulted from the anticipated decline in oil production at West Cameron Block 215 while the increase in 1994 compared with 1993 resulted from increased oil production at West Cameron Block 215. Oil realizations for the three years averaged $16.96, $14.97 and $17.92 per barrel, respectively.

     Gross proceeds also include $4.3 million in 1995 related to settlement of royalty obligations to the Minerals Management Service and receipts of $3.2 million in 1994 and $3.5 million in 1993 related to a gas contract settlement. (See Note 6 -- Gas Contract Settlement).

     The principal components of total costs are lease operating expenses, exploration and development costs and accruals for future estimated abandonment costs. Lease operating expenses from 1995-1993 were approximately $2.4 million per year. Exploration and development costs were $2.5 million in 1995, $5.5 million in 1994 and $2.7 million in 1993. Two exploratory wells were drilled at West Cameron Block 498 in 1995, two exploratory wells at West Cameron Block 498 and one exploratory well at West Cameron Block 65 were drilled and drilling and plugging and abandonment operations at West Delta Block 34 occurred in 1994, and two exploratory wells were drilled at West Delta Block 34 in 1993. As a result, excess Class A cost carry-forwards of $1.9 million in 1995, $0.5 million in 1994 and $0.2 million in 1993 were generated. Accruals for future estimated abandonment costs totaled $0.5 million, $1.5 million (including $0.5 million related to the settlement payment) and $4 million (including $0.9 million related to the settlement payment) for 1995, 1994 and 1993, respectively.

     Royalty proceeds were $5.2 million in 1995, $2.6 million in 1994 and $6.8 million in 1993, and were reduced by Trust administrative expenses of $0.4 million, $0.5 million and $0.6 million, respectively. Royalty proceeds in 1995 and 1994 were further reduced by funding of the reserve for future Trust administrative expenses amounting to $0.3 million and $2 million, respectively (See Note 7 -- Establishment of an Expense Reserve). Interest earned by the Trust on funds invested between quarterly distributions to Unit holders (and for 1995 and 1994 on funds held in the reserve for future Trust administrative expenses) was $0.1 million in 1995, $0.05 million in 1994 and $0.02 million in 1993.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. As a result of the cumulative excess Class A cost carry-forward of $1.9 million net to the Trust at December 31, 1995 and the additional development activities anticipated at West Cameron Block 498 and exploratory drilling anticipated on other Royalty Properties, the amount and timing of future distributions to Unit holders are presently indeterminable.

     In February 1996, drilling operations commenced on an exploratory well on Breton Sound Block 55. The Working Interest Owner owns an 18.75% working interest in Breton Sound Block 55 and a 9.375% working interest in this well pursuant to a codevelopment agreement with the owner of the adjacent block. Costs and ownership of production resulting from this activity will be retroactively adjusted based upon the location of any reserves discovered following development of the area if commercial hydrocarbons are discovered. The estimated drilling cost for the well is $.8 million net to the Trust. Additional costs may be required to complete the well and develop it for production. Additional exploration may be proposed for certain other Royalty Properties where geologic features have been identified through the utilization of 3D seismic technology. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     Total exploration and development costs for 1996 are presently budgeted at approximately $8 million for the Working Interest Owner, including West Cameron Block 498 development and exploratory drilling at Vermilion Block 58 and Breton Sound Block 55. These cost estimates are provided by the operators of the Royalty Properties and may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operator. These expenditures can be expected to reduce and could further delay resumption of distributions to Unit holders.

     The operators of the Trust properties have provided estimates of future costs to abandon the Trust properties upon their depletion (see Note
9 -- Reserve for Future Estimated Abandonment Costs and Note 10 -- Supplementary Proved Oil and Gas Reserve Information). In December 1995, such estimates, net of abandonment cost incurred, totaled $16.2 million net to the Trust, of which $12.8 million has been withheld from distributions to Unit holders as of December 31, 1995. Based on the revised estimated future abandonment costs, future distributions to Unit holders will be reduced by approximately $0.22 per Unit over the remaining productive lives of the properties, subject to future revisions of such costs.

     Exploratory drilling on West Cameron Block 498 began in June 1994 and has resulted in 4 successful wells to date which have been saved for future development. In its reserve report, Ryder Scott assigned to the Trust's interest in this property estimated net proved reserves of 3 bcf of natural gas and 616,000 barrels of oil with a discounted (at 10%) estimated future net cash flow of approximately $9.6 million. See Part 1 -- Business -- The Royalty Properties and the Royalty -- Reserves. The activity schedule for this property, as approved by the MMS, currently estimates that construction of the platform and facilities will commence in June 1996 and that production will commence by the end of March 1997.

     In December 1995, the Vermilion Block 58 No. 10 exploratory well was spudded and subsequently drilled to its objective depth. Based on an evaluation of the results, the Working Interest Owner concluded that it would not pursue any further development of this well.

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

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established in January 1994 a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 7 -- Establishment of an Expense Reserve), of which $2.3 million remained at December 1995.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH

                                                             YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                        1995           1994           1993
                                                     ----------     ----------     ----------
Royalty proceeds...................................  $5,235,068     $2,551,586     $6,797,931
Trust administrative expenses......................    (369,101)      (626,201)      (487,018)
Interest income....................................     119,510         52,198         23,777
Reserve for future Trust expenses..................    (323,396)    (1,977,583)            --
                                                     ----------     ----------     ----------
Distributable cash.................................  $4,662,081     $       --     $6,334,690
                                                     ==========     ==========     ==========
Distributable cash per Unit........................  $  0.31130     $       --     $  0.42295
                                                     ==========     ==========     ==========
Units outstanding..................................  14,975,390     14,975,390     14,975,390
                                                     ==========     ==========     ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1995            1994
                                                                 ------------    ------------
                            ASSETS
Cash...........................................................  $  2,300,979    $  1,977,583
Net overriding royalty interest in oil and gas properties......   189,875,741     189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties...........................   (25,431,543)    (25,431,543)
Less, accumulated amortization of net overriding royalty
  interest.....................................................  (164,260,985)   (164,231,280)
                                                                 ------------    ------------
Total assets...................................................  $  2,484,192    $  2,190,501
                                                                 ============    ============
                 LIABILITIES AND TRUST CORPUS
Distributions payable to Unit holders..........................  $         --    $         --
Reserve for future Trust expenses..............................     2,300,979       1,977,583
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized, issued and outstanding)..........................       183,213         212,918
                                                                 ------------    ------------
Total liabilities and trust corpus.............................  $  2,484,192    $  2,190,501
                                                                 ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                           YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1995            1994            1993
                                                  -----------     -----------     -----------
Trust corpus, beginning of year.................  $   212,918     $   260,059     $   358,762
Royalty proceeds and interest earned, net of
  trust administrative expenses and reserve for
  future Trust expenses.........................    4,662,081              --       6,334,690
Distributions payable to Unit holders...........   (4,662,081)             --      (6,334,690)
Amortization of net overriding royalty
  interest......................................      (29,705)        (47,141)        (98,703)
                                                  -----------     -----------     -----------
Trust corpus, end of year.......................  $   183,213     $   212,918     $   260,059
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

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. As noted above, the Trustee is required to sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. Upon the termination of the Trust under (ii) above, the Trustee will sell the Royalty (or will cause the Partnership to sell all of the assets of the Partnership). The Trustee will as promptly as possible distribute the proceeds of any such sales according to the respective interests and rights of the Unit holders after discharging all of the liabilities of the Trust and, if necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities.

2. THE ROYALTY

     Freeport-McMoRan Oil & Gas Company (FMOG), a division of FTX (the Working Interest Owner), presently owns the oil and gas interests burdened by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis (Net Proceeds).

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

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows (as set forth in Note
10). Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. Neither the initial carrying value nor the remaining unamortized balance at December 31, 1995 is necessarily indicative of the fair market value of the Royalty held by the Trust.

     Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

4. DISTRIBUTIONS TO UNIT HOLDERS

     A cumulative excess Class A cost carry-forward of $476,435 as of December 31, 1994 was eliminated in February 1995 and funding of a $2.4 million Trust administrative expense reserve (Note 7) was completed in April 1995 by means of the settlement payment (Note 6). As a result of the capital costs associated with the drilling on West Cameron Block 498 during the second half of 1995, there was a cumulative excess Class A cost carry-forward of $1,875,852 as of December 31, 1995 and $99,021 of the Trust administrative expense reserve was utilized. The excess Class A cost carry-forward is subject to interest due the Working Interest Owner at the prime rate, which averaged 8.75 percent in 1995. The carry-forward includes $23,909 in accumulated interest. This excess Class A cost carry-forward must be recouped out of future Net Proceeds before distribution to the Unit holders can be resumed.

5. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Adjusted Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of December 31, 1995, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust through September 30, 1995 was approximately 1.7 billion cubic feet (bcf), net to the Trust. Adjusted Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

6. GAS CONTRACT SETTLEMENT

     Pursuant to a gas contract settlement agreement effective October 1, 1988, and amended by an agreement effective October 1, 1991, a settlement payment of $2.3 million (approximately $0.15 per Unit) was included in the distribution paid to Unit holders of record on January 29, 1993. In January 1994, the Trust received from the Working Interest Owner $2.9 million representing the Trust's share of the final scheduled payment resulting from this settlement. After a reduction for an allocable portion of estimated future abandonment costs, the remaining $2.4 million, approximately $0.16 per Unit, was used to eliminate the cumulative cost carry-forward at December 31, 1993 and to partially fund the reserve for Trust administrative expenses described in Note 7 below.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

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

7. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of approximately $2.4 million. This reserve was funded with $1.9 million from a January 1994 settlement payment, $0.3 million from Royalty income and $0.2 million from the April 1995 special payment (Note 6). Because of the cumulative excess Class A cost carry-forward as of December 31, 1995 (Note 4), $99,021 was withdrawn from the expense reserve to pay current Trust administrative expenses. There will be tax consequences to the Unit holders for such reserve as described in Note 8 below.

     The funding for this reserve is deposited with Texas Commerce Bank and invested in Texas Commerce Bank collateralized certificates of deposit. The average interest rate earned on these funds was 3.7 percent for 1995 and 2.8 percent for 1994.

8. FEDERAL INCOME TAX MATTERS

     Unit holders will be required to report taxable income for Royalty income received by the Trust and deposited to the expense reserve even if no distributions were received by the Unit holders. The expense reserve established for Trust administrative expenses described in Note 7 above, however, will give rise to future tax deductions as additional administrative expenses are incurred and paid with funds deposited in the reserve.

9. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     The operators of the Trust properties have provided estimates of future costs to abandon the Trust properties upon their depletion. The December 1995 estimate, net of abandonment costs incurred, totals $16.2 million net to the Trust, of which $12.8 million has been withheld from distributions to Unit holders as of December 31, 1995. The actual costs to abandon the Trust properties may vary from these estimates. Any excess will reduce future distributions and, to the extent that actual costs are less than amounts withheld, amounts will be added to future distributable cash.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

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

     The reserve volume and cash flow amounts set forth below are for the interest in the Royalty attributable to the Trust, based on the Trust's 99.9 percent interest in the Partnership. Estimates of proved oil and gas reserves attributable to the Trust's interest are based on reports of Ryder Scott Company Petroleum Engineers (Ryder Scott). In preparing its estimates, Ryder Scott did not take into account (a) revenues received after November 30, attributable to production during the fourth quarter of the respective year, (b) as of December 31, 1995, 1994 and 1993, approximately 1.7 bcf, 2.0 bcf, and 2.7 bcf sold by other parties pursuant to certain gas balancing arrangements, (c) as of December 31, 1993 approximately $2.6 million plus interest to be received in connection with the Transco gas contract settlement and (d) an excess Class A cost carry-forward of $1.9 million, $0.5 million and $0.2 million at December 31, 1995, 1994 and 1993, respectively. In connection with the Transco Gas Contract settlement, $2.3 million, net of $0.8 million withheld for estimated future abandonment costs, was included in distributions paid to Unit holders of record January 29, 1993. In addition, $2.9 million, approximately $2.4 million after a reduction for an allocable portion of estimated future abandonment costs, was received in January 1994. For purposes of the reserve volume and cash flow amounts set forth below, the Trustee adjusted the estimates of Ryder Scott to take into account the foregoing factors, based on calculations supplied by the Working Interest Owner.

     As discussed in Note 9, based on escalated estimates of costs to abandon the Trust properties, approximately $3.4 million remains to be deducted from future distributions to cover abandonment costs. For purposes of the reserve volume and cash flow amount set forth below, Ryder Scott has not considered these future deductions based on escalated estimates, nor has the Trustee adjusted Ryder Scott's estimates, as the Trust is required to present the supplementary information assuming no escalation in costs.

     Proved Oil and Gas Reserves. The following table sets forth estimates of the interest attributable to the Trust in proved oil and gas reserves and changes in such estimates for the years ended December 31, 1995, 1994 and 1993. Oil, including crude oil, condensate and natural gas liquids, is stated in thousands of barrels; gas is stated in millions of cubic feet.

                                                 1995             1994              1993
                                             -------------    -------------    ---------------
                                             OIL     GAS      OIL     GAS      OIL       GAS
                                             ---    ------    ---    ------    ----    -------
    Proved reserves, beginning of year.....   79     3,243    116     8,258      75      7,968
      Revisions of previous estimates(1)...  (24)      430     (3)   (4,464)     98        789
      Extensions and discoveries(2)........  616     2,950      3       160       3      1,669
      Production...........................  (68)   (1,382)   (37)     (711)    (60)    (2,168)
                                             ---    ------    ---    ------    ----    -------
    Proved reserves, at end of year........  603     5,241     79     3,243     116      8,258
                                             ===    ======    ===    ======    ====    =======

                                                   (See notes on following page)

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

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

(2) Extensions and discoveries include reserves related to West Cameron Block 498 in 1995, the West Cameron Block 65 No. 7 well in 1994 and the West Delta Block 34 No. 10 well in 1993, which was plugged and abandoned in April 1994 after unsuccessful attempts to complete the well.

     Standardized Measure of Discounted Future Net Cash Flows from Proved Oil and Gas Reserves. The supplementary information presented below reflects estimates of discounted future net cash flows from proved oil and gas reserves and changes in such estimates prepared in accordance with requirements prescribed by the FASB.

     Future cash flows are determined by multiplying the estimated future net cash flows attributable to the combined interests of the Partnership and the Working Interest Owner by a factor of 90 percent (the Partnership's Royalty). The resulting amount is then multiplied by a factor of 99.9 percent reflecting the Trust's interest in the Partnership. Future net cash flows also include the proceeds to be received from underdelivered gas (see Note 5 above).

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

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS
RESERVES:

                                                                 DECEMBER 31,
                                                 --------------------------------------------
                                                     1995            1994            1993
                                                 ------------    ------------    ------------
Future cash flows..............................  $21,753,000     $ 8,693,000     $29,876,000 (1)
Discount for estimated timing of cash flows (10
  percent discount rate).......................   (9,457,000 )    (1,624,000 )    (3,733,000 )
                                                 ------------    ------------    ------------
Standardized measure of discounted future net
  cash flows from proved oil and gas
  reserves.....................................  $12,296,000     $ 7,069,000     $26,143,000
                                                 ============    ============    ============

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES:

                                                           YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                     1995            1994            1993
                                                 ------------    ------------    ------------
Discounted future net cash flows,
  beginning of year............................  $ 7,069,000     $26,143,000     $21,560,000
  Royalty proceeds.............................   (5,235,000 )    (2,552,000 )    (6,798,000 )
  Revisions of previous estimates:
     Changes in prices and other(2)............      164,000     (19,594,000 )        46,000
     Extensions and discoveries(3).............    9,591,000         458,000       9,179,000
     Accretion of discount(4)..................      707,000       2,614,000       2,156,000
                                                 ------------    ------------    ------------
Discounted future net cash flows, end of
  year.........................................  $12,296,000     $ 7,069,000     $26,143,000
                                                 ============    ============    ============

------------

(1) Includes approximately $2.6 million plus interest at December 31, 1993 related to a gas contract settlement (See Note 6 above).

(2) 1995 includes $4.3 million related to the special payment in April 1995 and 1994 includes the effect of unsuccessful attempts to complete the West Delta Block 34 No. 10 well.

(3) Includes discounted future net cash flow related to West Cameron Block 498 in 1995, the West Cameron Block 65 No. 7 well in 1994 and the West Delta Block 34 No. 10 well in 1993, which was plugged and abandoned in April 1994 after unsuccessful attempts to complete the well.

(4) "Accretion of discount" reflects the change in discounted present value due to the passage of time.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Commerce Bank National Association (Trustee) and the Unit Holders of Freeport-McMoRan
  Oil and Gas Royalty Trust:

     We have audited the statements of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1995 and 1994, and the related statements of royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trustee and the General Partner of the Royalty Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1995 and 1994, and the royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 1995, on the cash basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
  February 28, 1996

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

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the registrant during the fourth quarter of 1995.

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

                                          FREEPORT-McMoRan OIL AND GAS
                                            ROYALTY TRUST

                                          By: TEXAS COMMERCE BANK
                                                NATIONAL ASSOCIATION, Trustee

                                          By:    /s/  MICHAEL J. ULRICH

                                          --------------------------------------
                                                      Michael J. Ulrich
                                              Senior Vice President and Trust
                                                         Officer

March 18, 1996

     The Registrant, Freeport-McMoRan Oil and Gas Royalty Trust, has no principal executive officer, principal financial officer, principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are required.

          INDEX TO EXHIBITS



    27       -- Financial Data Schedule.