Form 10-Q
period 1996-03-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1996-05-15
CIK 727094

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

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

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Part I.  Financial Information
  Item 1.  Financial Statements:

     Statements of Royalty Proceeds and Distributable Cash...........................    3

     Statements of Assets, Liabilities and Trust Corpus..............................    3

     Statements of Changes in Trust Corpus...........................................    3

     Notes to Financial Statements...................................................    4

     Report of Independent Public Accountants........................................    7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations......................................................................    8

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K..........................................    12

Signature............................................................................    13

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Royalty proceeds................................................    $        --     $   292,366
Trust administrative expenses...................................        (62,666)        (61,117)
Interest income.................................................         19,336          17,413
Reserve for future Trust expenses...............................         43,330        (248,662)
                                                                    -----------     -----------
Distributable cash..............................................    $        --     $        --
                                                                    ===========     ===========
Distributable cash per Unit.....................................    $        --     $        --
                                                                    ===========     ===========
Units outstanding...............................................     14,975,390      14,975,390
                                                                    ===========     ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                            ASSETS
                                                                  MARCH 31,       DECEMBER 31,
                                                                     1996             1995
                                                                 ------------     ------------
                                                                 (UNAUDITED)
Cash and short-term investments................................  $  2,257,649     $   2,300,979
Net overriding royalty interest in oil and gas properties......   189,875,741       189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties...........................   (25,431,543)      (25,431,543)
Less, accumulated amortization of net overriding royalty
  interest.....................................................  (164,260,985)     (164,260,985)
                                                                 ------------     -------------
          Total assets.........................................  $  2,440,862     $   2,484,192
                                                                 ============     =============
                 LIABILITIES AND TRUST CORPUS
Distributions payable to Unit holders..........................  $         --     $          --
Reserve for future Trust expenses..............................     2,257,649         2,300,979
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding)......................................       183,213           183,213
                                                                 ------------     -------------
          Total liabilities and trust corpus...................  $  2,440,862     $   2,484,192
                                                                 ============     =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Trust corpus, beginning of year........................................  $183,213     $212,918
Royalty proceeds and interest income, net of trust administrative
  expenses and reserve for future Trust expenses.......................        --           --
Distributions payable to Unit holders..................................        --           --
Amortization of net overriding royalty interest........................        --      (18,071)
                                                                         --------     --------
Trust corpus, end of period............................................  $183,213     $194,847
                                                                         ========     ========

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

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. The Trustee is required to sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. Upon the termination of the Trust under (ii) above, the Trustee will sell the Trust's interest in the Partnership (or will cause the Partnership to sell all of the assets of the Partnership). The Trustee will as promptly as possible distribute the proceeds of any such sales according to the respective interests and rights of the Unit holders after discharging all of the liabilities of the Trust and, if necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities.

2. THE ROYALTY

     Freeport-McMoRan Oil & Gas Company, a division of FTX (the Working Interest Owner), presently owns the oil and gas interests burdened by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis (Net Proceeds).

3. DISTRIBUTIONS TO UNIT HOLDERS

     A cumulative excess Class A cost carry-forward of $1,875,852 existed as of December 31, 1995. As a result of the capital costs associated with the drilling and evaluation of wells during the first three months of 1996, the excess Class A cost carry-forward net to the Trust had increased to $3,071,897 as of March 31, 1996. This carry-forward is subject to interest due the Working Interest Owner at the prime rate, which totaled

                                      --4--

$37,096 net to the Trust during the quarter. The excess Class A cost carry-forward must be recouped out of future Net Proceeds before distributions to the Unit holders can be resumed.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of March 31, 1996, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust through December 31, 1995 was approximately 1.7 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

5. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million, of which $2,300,979 remained as of December 31, 1995. Because of the cumulative excess Class A cost carry-forward (Note 3), $43,330 was withdrawn from the expense reserve to pay Trust administrative expenses during the first quarter of 1996. There will be tax consequences to the Unit holders for such reserve as described in Note 6 below.

     The funding for this reserve is deposited with Texas Commerce Bank and invested in Texas Commerce Bank collateralized certificates of deposit. The average interest rate earned on these funds for the first quarter of 1996 was
3.3 percent.

6. FEDERAL INCOME TAX MATTERS

     Unit holders are required to report taxable income for the Royalty income received by the Trust and deposited to the expense reserve even if no distributions were received by the Unit holders. The expense reserve established for Trust administrative expenses described in Note 5 above will give rise to future tax deductions as additional administrative expenses are incurred and paid with funds deposited in the reserve.

                                      --5--

7. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     The operators of the Trust properties have provided estimates of future costs to abandon the Trust properties upon their depletion. The December 1995 estimate, net of abandonment costs incurred, totaled $16.2 million net to the Trust, of which $12.9 million has been withheld from distributions to Unit holders as of March 31, 1996. The actual costs to abandon the Trust properties may vary from these estimates. Any excess will reduce future distributions and, to the extent that actual costs are less than amounts withheld, amounts will be added to future distributable cash.

                             ---------------------

     THE INFORMATION FURNISHED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST FOR THE YEAR ENDED DECEMBER 31, 1995, WHICH ARE CONTAINED IN ITS ANNUAL REPORT ON FORM 10-K FOR 1995.

                                      --6--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Commerce Bank National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of March 31, 1996, the related statements of royalty proceeds and distributable cash for the three month periods ended March 31, 1996 and 1995 and the related statements of changes in trust corpus for the three month periods then ended. These financial statements are the responsibility of the Working Interest Owner.

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

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1995 and, in our report dated February 28, 1996, we expressed an unqualified opinion on that statement.

                                          ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
May 13, 1996

                                      --7--

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained herein regarding operations and exploration and development activities on the properties burdened by the Royalty has been furnished by the Working Interest Owner. For convenience, references are made to the Notes to Financial Statements.

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders in the first quarters of 1996 and 1995. The 1996 period reflects reduced Gross Proceeds and higher capital expenditures. These factors resulted in an increase in the excess Class A cost carry-forward net to the Trust of $1.2 million during the period, bringing the total to $3.1 million as of March 31, 1996 (Note 3). Additionally, net Trust administrative expenses were paid from the expense reserve during the 1996 quarter. The calculation of distributable cash for each period follows:

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 --------------------------
                                                                    1996            1995
                                                                 -----------     ----------
    Gross Proceeds(1)..........................................  $   841,594     $1,521,828
    Total Costs(2).............................................   (2,171,862)      (661,198)
    Excess Class A cost (recovery) carry-forward, net(3).......    1,330,268       (535,453)
                                                                 -----------     ----------
    Net Proceeds...............................................           --        325,177
    Percentage attributable to Royalty.........................         90.0%          90.0%
                                                                 -----------     ----------
    Amounts payable attributable to Royalty....................           --        292,659
    Percentage attributable to the Trust.......................         99.9%          99.9%
                                                                 -----------     ----------
    Royalty Proceeds...........................................           --        292,366
    Trust administrative expenses..............................      (62,666)       (61,117)
                                                                 -----------     ----------
                                                                     (62,666)       231,249
    Interest income............................................       19,336         17,413
    Reserve for future Trust expenses(4).......................       43,330       (248,662)
                                                                 -----------     ----------
    Distributable cash.........................................  $        --     $       --
                                                                 ===========     ==========

- ---------------

(1) Gross Proceeds for each period were calculated based on amounts received by the Working Interest Owner during the three month period ended in February of such year.

(2) Total costs for each period represent amounts accrued by the Working Interest Owner during the three month period ended in February of such year.

(3) Recoveries represent Class A costs incurred in prior periods and recovered in the current period; carry-forwards represent Class A costs incurred in the applicable period that remained outstanding as of the end of such period. Includes accrued interest of $37,096 for the 1996 period.

(4) Represents the amount withdrawn from (added to) the Trust administrative expense reserve during the period.

                                      --8--

     Gas revenues included in the first-quarter 1996 Gross Proceeds totaled $0.6 million compared with $1.1 million in the 1995 period. Gas volumes decreased 45 percent to 0.3 billion cubic feet (bcf) for the first quarter of 1996 from 0.5 bcf in the 1995 quarter primarily because of depletion of the Vermilion Block 310 and Eugene Island Block 10 fields in 1995, depletion of wells at West Delta Block 34 and East Cameron Block 336 and normal production declines. Gas realizations averaged $2.06 per thousand cubic feet (mcf) in the first quarter of 1996 compared with $2.07 per mcf in the 1995 quarter, as higher prices received on the spot market sales were offset by the decrease in sales volumes from properties having higher priced long-term contracts.

     Oil revenues included in Gross Proceeds declined to $0.2 million on 15,100 barrels during the first quarter of 1996, primarily reflecting production declines at West Cameron Block 215 which began in late 1995, compared with $0.4 million on 27,300 barrels for the 1995 period. Oil realizations averaged $16.02 per barrel in the current quarter compared with $16.01 per barrel in the 1995 quarter.

     Costs primarily consist of lease operating expenses, exploration and development costs and accruals for estimated abandonment costs. Lease operating expenses were $0.8 million for the 1996 period compared with $0.6 million for the 1995 quarter. First-quarter 1996 exploration and development costs totaled $1.1 million, consisting of exploration and development costs at Vermilion Block 58 and West Cameron Block 498, compared with a negative $0.2 million for the 1995 period. The Vermilion Block 58 No. 10 well reached its objective depth during the quarter; and, based on an evaluation of the results, the Working Interest Owner concluded that it would not pursue any further development of this well. Accruals for future estimated abandonment costs totaled $0.1 million and $0.2 million in the 1996 and 1995 quarters, respectively.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. As a result of the cumulative excess Class A cost carry-forward of $3.1 million net to the Trust at March 31, 1996, the additional development activities anticipated at West Cameron Block 498 and exploratory drilling anticipated on other Royalty Properties, the amount and timing of any future distributions to Unit holders are presently indeterminable.

     Drilling operations continue on an exploratory well on Breton Sound Block 55, which began in February 1996. The Working Interest Owner owns an 18.75% working interest in Breton Sound Block 55 and a 9.375% working interest in this well pursuant to a codevelopment agreement with the owner of the adjacent block. Costs and ownership of production resulting from this activity will be retroactively adjusted based upon the location of any reserves discovered following development of the area if commercial hydrocarbons are discovered. The estimated drilling cost for the well is $0.8 million, net to the Trust. Additional costs may be required if a decision is made to complete the well and develop it for production. Additional exploration may be proposed for certain other Royalty Properties where geologic features have been identified. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     Total exploration and development costs for the remainder of 1996 are presently budgeted at approximately $6.5 million net to the Trust by the Working Interest Owner, including West Cameron Block 498 development and exploratory drilling at Breton Sound Block 55. This budget is derived from cost

                                      --9--
estimates provided by the operators of the Royalty Properties and may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operator. These expenditures can be expected to reduce and could further delay resumption of distributions to Unit holders.

     The operators of the Trust properties have provided estimates of future costs to abandon the Trust properties upon their depletion (Note 7). In December 1995, such estimates, net of abandonment cost incurred, totaled $16.2 million net to the Trust, of which $12.9 million has been withheld from distributions to Unit holders as of March 31, 1996. Based on these amounts, future distributions to Unit holders would be reduced by approximately $0.22 per Unit over the remaining productive lives of the properties, subject to future revisions of such costs.

     Exploratory drilling on West Cameron Block 498 began in June 1994 and resulted in 4 successful wells to date which have been saved for future development. Activity for this property, as approved by the MMS, currently estimates that construction of the platform and facilities will commence in June 1996, and that production will commence by the end of March 1997.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 5), of which $2.3 million remained at March 31, 1996.

     The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of holders of the Units, upon termination of the Trust and in certain other limited circumstances. However, the Trustee is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years commencing after December 31, 1990 are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders.

                                     --10--

                             [PRODUCTIVE PROPERTY MAP]

[The map shows the fields offshore Louisiana and Texas identifying the location of the Trust's productive properties by block number, including gross and net acreage and working interest percentage for each block, as of March 31, 1996.]



                                     Working
      Property                      Interest%*              Gross Acres              Net Acres
      --------                      ----------              -----------              ---------
Royalty Properties --
Offshore Louisiana:
Breton Sound Blk. 54/55 . . . . . .   18.75                    6,946                    1,302
East Cameron Blk. 336 . . . . . . .   28.00                    5,000                    1,400
Vermilion Blk. 21 . . . . . . . . .    4.17                    4,139                      172
Vermilion Blk. 22 . . . . . . . . .    4.17                    5,000                      208
Vermilion Blk. 58 . . . . . . . . .   22.50                    5,000                    1,125
West Cameron Blk. 65. . . . . . . .    4.17                    5,000                      208
West Cameron Blk. 215 . . . . . . .   31.28                    5,000                    1,564
West Cameron Blk. 498 . . . . . . .   23.08                    5,000                    1,154
West Delta Blk. 34  . . . . . . . .   30.00                    2,500                      750

Offshore Texas:
High Island Blk. A-552(2) . . . . .   35.00                    3,600                    1,260

* The Royalty Trust owns 99.9% of a 90% net profits interest in the Working Interest for each block.



                                     --11--

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable.

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the registrant during the first quarter of 1996.

                                     --12--

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

                                         FREEPORT-McMoRan OIL AND GAS
                                         ROYALTY TRUST
                                         By: Texas Commerce Bank National Association,
                                               Trustee

                                         By:      /s/  MICHAEL J. ULRICH
                                             -----------------------------------------
                                                       MICHAEL J. ULRICH
                                            SENIOR VICE PRESIDENT AND TRUST OFFICER

Date: May 15, 1996

                                     --13--

     EXHIBIT INDEX


  27  --  Financial Data Schedule