Form 10-Q
period 1996-06-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1996-08-13
CIK 727094

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

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

Yes  X   No
    ---     ---
================================================================================

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Part I.  Financial Information

  Item 1.  Financial Statements:

     Statements of Royalty Proceeds and Distributable Cash...........................    3

     Statements of Assets, Liabilities and Trust Corpus..............................    3

     Statements of Changes in Trust Corpus...........................................    3

     Notes to Financial Statements...................................................    4

     Report of Independent Public Accountants........................................    7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................    8

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K..........................................    12

Signature............................................................................    13

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                        ---------------------------     ---------------------------
                                           1996            1995            1996            1995
                                        -----------     -----------     -----------     -----------
Royalty proceeds......................  $        --     $ 4,790,500     $        --     $ 5,082,866
Trust administrative expenses.........     (168,876)       (125,291)       (231,542)       (186,408)
Interest income.......................       21,040          55,969          40,376          73,382
Reserve for future Trust expenses.....      147,836        (173,755)        191,166        (422,417)
                                        -----------     -----------     -----------     -----------
Distributable cash....................  $        --     $ 4,547,423     $        --     $ 4,547,423
                                        ===========     ===========     ===========     ===========
Distributable cash per Unit...........  $        --     $   0.30365     $        --     $   0.30365
                                        ===========     ===========     ===========     ===========
Units outstanding.....................   14,975,390      14,975,390      14,975,390      14,975,390
                                        ===========     ===========     ===========     ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                  JUNE 30,        DECEMBER 31,
                                                                    1996              1995
                                                                -------------     -------------
                                                                 (UNAUDITED)
                            ASSETS
Cash and short-term investments...............................  $   2,109,813     $   2,300,979
Net overriding royalty interest in oil and gas properties.....    189,875,741       189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties..........................    (25,431,543)      (25,431,543)
Less, accumulated amortization of net overriding royalty
  interest....................................................   (164,260,985)     (164,260,985)
                                                                -------------     -------------
          Total assets........................................  $   2,293,026     $   2,484,192
                                                                =============     =============
                 LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses.............................  $   2,109,813     $   2,300,979
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding).....................................        183,213           183,213
                                                                -------------     -------------
          Total liabilities and trust corpus..................  $   2,293,026     $   2,484,192
                                                                =============     =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
                                                                        1996          1995
                                                                      --------     -----------
Trust corpus, beginning of year.....................................  $183,213     $   212,918
Royalty proceeds and interest income, net of trust administrative
  expenses and reserve for future Trust expenses....................        --       4,547,423
Distributions payable to Unit holders...............................        --      (4,547,423)
Amortization of net overriding royalty interest.....................        --         (29,705)
                                                                      --------     -----------
Trust corpus, end of period.........................................  $183,213     $   183,213
                                                                      ========     ===========

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

3. DISTRIBUTIONS TO UNIT HOLDERS

     A cumulative excess Class A cost carry-forward of $2,904,455 existed as of June 30, 1996. This carry-forward is subject to interest due the Working Interest Owner at the prime rate, which totaled $90,429 net to the Trust during the six-month period of 1996. The excess Class A cost carry-forward must be recouped out of future Net Proceeds before distributions to the Unit holders can be resumed.

                                      --4--

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of June 30, 1996, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust through March 31, 1996 was approximately 1.7 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

5. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Net Proceeds, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million, of which $2,300,979 remained as of December 31, 1995. Because of the cumulative excess Class A cost carry-forward (Note 3), $191,166 was withdrawn from the expense reserve to pay Trust administrative expenses during the six-month period of 1996. There will be income tax consequences to the Unit holders for such reserve as described in
Note 6 below.

     The funding for this reserve is deposited with Texas Commerce Bank and invested in Texas Commerce Bank collateralized certificates of deposit. The average interest rate earned on these funds for the second quarter of 1996 was
3.8 percent.

6. FEDERAL INCOME TAX MATTERS

     Unit holders are required to report taxable income for the Royalty income received by the Trust and deposited to the expense reserve even if no distributions were received by the Unit holders. The expense reserve established for Trust administrative expenses described in Note 5 above will give rise to future income tax deductions as additional administrative expenses are incurred and paid with funds deposited in the reserve.

7. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties. In July 1996, the Working Interest Owner entered into a letter agreement to assign its interest in East Cameron Block 336 to a co-owner effective August 1, 1996, free and clear of the Royalty, subject to the conditions contained in the agreement. The Working Interest Owner paid $0.2 million for

                                      --5--
abandonment costs to the co-owner and upon completion of the proposed assignment the co-owner will assume all abandonment obligations under the lease. The completion of this assignment will result in a reduction of estimated future abandonment costs totaling approximately $0.7 million, net to the Trust. Subsequent to this assignment, the remaining aggregate abandonment costs to be incurred for all of the Trust's properties will total $15.5 million net to the Trust, of which $12.9 million has been withheld from distributions to Unit holders as of June 30, 1996. These estimated future abandonment costs are by their nature imprecise and can be expected to be revised over time due to changes in general and specific cost levels, government regulations, operations and technology. Any adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

                             ---------------------

     THE INFORMATION FURNISHED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1995, WHICH ARE CONTAINED IN ITS ANNUAL REPORT ON FORM 10-K FOR 1995.

                                      --6--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Commerce Bank National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of June 30, 1996, the related statements of royalty proceeds and distributable cash for the three and six month periods ended June 30, 1996 and 1995 and the related statements of changes in trust corpus for the six month periods then ended. These financial statements are the responsibility of the Working Interest Owner.

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

New Orleans, Louisiana,
July 30, 1996

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

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders in the first six months of 1996. Cash distributions to Unit holders in the second-quarter and six-month periods of 1995 totaled $4.5 million or $0.30365 per Unit. The 1996 periods were impacted by lower gas and oil revenues and higher capital expenditure levels, discussed below. Additionally, the 1995 periods benefited from $4.8 million included in Gross Proceeds resulting from the settlement of amounts owed the Mineral Management Service (MMS), discussed in Note 6 to the 1995 Annual Report. For the second quarter of 1996, Gross Proceeds exceeded total costs by approximately $0.2 million, primarily because of lower exploration and development costs, reducing the Class A cost carry-forward to $2.9 million net to the Trust as of June 30, 1996 (Note 3). Because of this Class A cost carry-forward, the Trust administrative expenses were paid from the expense reserve during the second-quarter and six-month periods of 1996. The calculation of distributable cash for each period follows:

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                          -------------------------     ---------------------------
                                             1996           1995           1996            1995
                                          ----------     ----------     -----------     -----------
Gross Proceeds(1).......................  $1,090,451     $6,116,240     $ 1,932,045     $ 7,638,068
Total Costs(2)..........................    (904,219)      (788,134)     (3,076,081)     (1,449,333)
Excess Class A cost (recovery)
  carry-forward, net(3).................    (186,232)            --       1,144,036        (535,453)
                                          -----------    ----------     -----------     -----------
Net Proceeds............................          --      5,328,106              --       5,653,282
Percentage attributable to Royalty......        90.0%          90.0%           90.0%           90.0%
                                          -----------    ----------     -----------     -----------
Amounts payable attributable to
  Royalty...............................          --      4,795,295              --       5,087,954
Percentage attributable to the Trust....        99.9%          99.9%           99.9%           99.9%
                                          -----------    ----------     -----------     -----------
Royalty Proceeds........................          --      4,790,500              --       5,082,866
Trust administrative expenses...........    (168,876)      (125,291)       (231,542)       (186,408)
                                          -----------    ----------     -----------     -----------
                                            (168,876)     4,665,209        (231,542)      4,896,458
Interest income.........................      21,040         55,969          40,376          73,382
Reserve for future Trust expenses(4)....     147,836       (173,755)        191,166        (422,417)
                                          -----------    ----------     -----------     -----------
Distributable cash......................  $       --     $4,547,423     $        --     $ 4,547,423
                                          ===========    ==========     ===========     ===========

- ---------------

(1) Gross Proceeds were calculated based on amounts received by the Working Interest Owner during the three and six month periods ended in May of such year.

(2) Total costs represent amounts accrued by the Working Interest Owner during the three and six months periods ended in May of such year. Includes accrued interest of $53,333 and $90,429 for the three and six month periods of 1996, respectively.

(3) Recoveries represent Class A costs incurred in prior periods and recovered in the current period; carry-forwards represent Class A costs incurred in the applicable period that remained outstanding as of the end of such period.

(4) Represents the amount withdrawn from (added to) the Trust administrative expense reserve during the respective periods.

                                      --8--

     Gross Proceeds, which includes gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information for each period follows:

                                                     SECOND QUARTER            SIX MONTHS
                                                   ------------------      ------------------
                                                    1996        1995        1996        1995
                                                   ------      ------      ------      ------
    Natural Gas
      Revenues (in millions)....................   $  0.7      $  1.0      $  1.3      $  2.0
      Sales volumes (in billion cubic feet).....       .2          .5          .5         1.0
      Average realization (per thousand cubic
         feet)..................................   $ 2.91      $ 1.97      $ 2.45      $ 2.02
    Oil
      Revenues (in millions)....................   $  0.4      $  0.4      $  0.6      $  0.8
      Sales volumes (in thousands of barrels)...     20.4        19.5        35.4        46.7
      Average realization (per barrel)..........   $18.36      $18.08      $17.36      $16.87

     Gas volumes decreased in the second-quarter and six-month periods of 1996 from 1995 levels because of the depletion of the Vermilion Block 310 and Eugene Island Block 10 fields during 1995. Additionally, both gas and oil volumes for the six-month 1996 period were negatively impacted by normal production declines. Revenues for the 1996 periods benefited from an increase in average realizations reflecting the rise in natural gas and oil market prices during those periods.

     Costs for each period consist of the following (in millions):

                                                           SECOND QUARTER        SIX MONTHS
                                                           --------------      --------------
                                                           1996      1995      1996      1995
                                                           ----      ----      ----      ----
    Lease operating expenses............................   $0.6      $0.6      $1.4      $1.2
    Exploration and development costs...................    0.2        --       1.3      (0.2)
    Estimated abandonment costs and other...............    0.1       0.2       0.4       0.4
                                                           ----      ----      ----      ----
                                                           $0.9      $0.8      $3.1      $1.4
                                                           ====      ====      ====      ====

     Lease operating costs were consistent between the periods. Second-quarter and six-month 1996 exploration and development costs consisted of costs incurred to explore and develop Vermilion Block 58, West Cameron Block 498, and Breton Sound Block 55. Exploration and development costs for 1995 include a reversal of previously accrued capital expenditures. Abandonment costs are accrued each period based on the estimate of costs required to abandon the Trust's properties.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. As a result of the cumulative excess Class A cost carry-forward of $2.9 million net to the Trust at June 30, 1996, the additional development activities anticipated at West Cameron Block 498 and Breton Sound Block 55 and the potential for exploratory drilling on other Royalty Properties, the amount and timing of any future distributions to Unit holders is presently indeterminable.

     Drilling operations were completed on an exploratory well on Breton Sound Block 55 during the second quarter of 1996. The well is currently scheduled for completion and could commence production by as early as year-end 1996. The Working Interest Owner owns an 18.75% working interest in Breton Sound Block 55 and a 9.375% working interest in this well pursuant to a codevelopment agreement with the owner of the adjacent block. Costs and ownership of production resulting from this activity will be retroactively adjusted based upon

                                      --9--
the location of the reserves discovered following development of the area. The Vermilion Block 58 No. 10 well reached its objective depth during 1996; and, based on an evaluation of the results, the Working Interest Owner concluded that it would not pursue any further development of this well.

     Exploratory drilling on West Cameron Block 498 began in June 1994 and resulted in four successful wells to date which have been saved for future development. During 1996 there was a change in the operator of this property. The current operator estimates that construction of the platform and production facilities will begin during the second half of 1996, and that production will commence in the first half of 1997.

     Additional exploration may be proposed for certain other Royalty Properties where geologic features have been identified. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     Total exploration and development costs for the remainder of 1996 are budgeted by the Working Interest Owner at approximately $7.0 million net to the Trust, including the development of West Cameron Block 498 and Breton Sound Block 55. This budget is derived from cost estimates provided by the operators of the Royalty Properties and may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operator. These expenditures can be expected to reduce and could further delay resumption of distributions to Unit holders.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (Note 7). In July 1996, the Working Interest Owner entered into a letter agreement to assign its interest in East Cameron Block 336 to a co-owner effective August 1, 1996, free and clear of the Royalty, subject to the conditions contained in the agreement. The Working Interest Owner paid $0.2 million for abandonment costs to the co-owner and upon completion of the proposed assignment the co-owner will assume all abandonment obligations under the lease. The completion of this assignment will result in a reduction of estimated future abandonment costs totaling approximately $0.7 million, net to the Trust. Subsequent to this assignment, the remaining aggregate abandonment costs to be incurred for all of the Trust's properties will total $15.5 million net to the Trust, of which $12.9 million has been withheld from distributions to Unit holders as of June 30, 1996. Based on these amounts, future distributions to Unit holders would be reduced by approximately $0.17 per Unit over the remaining productive lives of the properties, subject to future revisions of such costs due to changes in general and specific cost levels, government regulations, operations and technology.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 5), of which $2.1 million remained at June 30, 1996.

     The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of holders of the Units, upon termination of the Trust and in certain other limited circumstances. However, the Trustee is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders.

                                     --10--
estimates provided by the operators of the Royalty Properties and may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operator. These expenditures can be expected to reduce and could further delay resumption of distributions to Unit holders.

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

                                     --10--

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the registrant during the second quarter of 1996.

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

                                                 FREEPORT-McMoRan OIL AND GAS
                                                 ROYALTY TRUST

                                                 By: Texas Commerce Bank National Association,
                                                       Trustee

                                                 By:        /s/  PETE FOSTER
                                                 --------------------------------------------
                                                                 PETE FOSTER
                                                   SENIOR VICE PRESIDENT AND TRUST OFFICER

Date: August 13, 1996

                                     --13--

                               INDEX TO EXHIBITS


       EXHIBIT                                     DESCRIPTION
       -------                                     -----------

         27          -- Financial Data Schedule