Form 10-Q/A
period 1996-06-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1996-08-16
CIK 727094

================================================================================


                                 FORM 10-Q/A


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

                                     --10--

                             [PRODUCTIVE PROPERTY MAP]

[The map shows the fields offshore Louisiana and Texas identifying the location of the Trust's productive properties by block number, including gross and net acreage and working interest percentage for each block, as of August 1, 1996.]



                                     Working
      Property                      Interest%*              Gross Acres              Net Acres
      --------                      ----------              -----------              ---------
Royalty Properties --
Offshore Louisiana:
Breton Sound Blk. 54/55 . . . . . .   18.75                    6,946                    1,302
Vermilion Blk. 21 . . . . . . . . .    4.17                    4,139                      172
Vermilion Blk. 22 . . . . . . . . .    4.17                    5,000                      208
Vermilion Blk. 58 . . . . . . . . .   22.50                    5,000                    1,125
West Cameron Blk. 65. . . . . . . .    4.17                    5,000                      208
West Cameron Blk. 215 . . . . . . .   31.28                    5,000                    1,564
West Cameron Blk. 498 . . . . . . .   23.08                    5,000                    1,154
West Delta Blk. 34  . . . . . . . .   30.00                    2,500                      750

Offshore Texas:
High Island Blk. A-552  . . . . . .   35.00                    3,600                    1,260

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