Form 10-Q
period 1996-09-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1996-11-13
CIK 727094

===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

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

Yes   X    No
    -----     ------

===============================================================================

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

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                        ---------------------------     ---------------------------
                                           1996            1995            1996            1995
                                        -----------     -----------     -----------     -----------
Royalty proceeds......................  $        --     $   152,202     $        --     $ 5,235,068
Trust administrative expenses.........      (88,440)       (115,196)       (319,982)       (301,604)
Interest income.......................       20,698          23,782          61,074          97,164
Reserve for future Trust expenses.....       67,742          53,870         258,908        (368,547)
                                        -----------     -----------     -----------     -----------
Distributable cash....................  $        --     $   114,658     $        --     $ 4,662,081
                                        ===========     ===========     ===========     ===========
Distributable cash per Unit...........  $        --     $   0.00765     $        --     $   0.31130
                                        ===========     ===========     ===========     ===========
Units outstanding.....................   14,975,390      14,975,390      14,975,390      14,975,390
                                        ===========     ===========     ===========     ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                            ASSETS
                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    1996              1995
                                                                -------------     -------------
                                                                 (UNAUDITED)
Cash and short-term investments...............................  $   2,042,071     $   2,300,979
Net overriding royalty interest in oil and gas properties.....    189,875,741       189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties..........................    (25,431,543)      (25,431,543)
Less, accumulated amortization of net overriding royalty
  interest....................................................   (164,260,985)     (164,260,985)
                                                                 ------------     -------------
          Total assets........................................  $   2,225,284     $   2,484,192
                                                                 ============     =============
                 LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses.............................  $   2,042,071     $   2,300,979
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding).....................................        183,213           183,213
                                                                 ------------     -------------
          Total liabilities and trust corpus..................  $   2,225,284     $   2,484,192
                                                                 ============     =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                        1996          1995
                                                                      --------     -----------
Trust corpus, beginning of year.....................................  $183,213     $   212,918
Royalty proceeds and interest income, net of trust administrative
  expenses and reserve for future Trust expenses....................        --       4,662,081
Distributions payable to Unit holders...............................        --      (4,662,081)
Amortization of net overriding royalty interest.....................        --         (29,705)
                                                                      --------     -----------
Trust corpus, end of period.........................................  $183,213     $   183,213
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

3. DISTRIBUTIONS TO UNIT HOLDERS

     A cumulative excess Class A cost carry-forward of $2,792,548 existed as of September 30, 1996. This carry-forward is subject to and includes interest due the Working Interest Owner at the prime rate, which totaled $152,831 net to the Trust during the nine-month period of 1996. The excess Class A cost carry-forward must be recouped out of future Net Proceeds before distributions to the Unit holders can be resumed.

                                      --4--

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of September 30, 1996, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust through June 30, 1996 was approximately 1.7 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

5. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Net Proceeds, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million, of which $2,300,979 remained as of December 31, 1995. Because of the cumulative excess Class A cost carry-forward (Note 3), $258,908 was withdrawn from the expense reserve to pay Trust administrative expenses during the first nine months of 1996. There will be income tax consequences to the Unit holders for such reserve as described in
Note 6 below.

     The funding for this reserve is deposited with Texas Commerce Bank and invested in Texas Commerce Bank collateralized certificates of deposit. The average interest rate earned on these funds for the third quarter of 1996 was
3.8 percent.

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

7. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties. During the third quarter of 1996, the Working Interest Owner assigned its interest in East Cameron Block 336 to a co-owner, free and clear of the Royalty, subject to the conditions contained in the agreement. The Working Interest Owner paid $0.2 million for abandonment costs to the co-owner and the

                                      --5--
co-owner assumed all additional abandonment obligations under the lease. The completion of this assignment resulted in a reduction of estimated future abandonment costs totaling approximately $0.7 million, net to the Trust. As of September 30, 1996, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $14.1 million net to the Trust, of which $11.7 million has been withheld from distributions to Unit holders. Estimated future abandonment costs are by their nature imprecise and can be expected to be revised over time due to changes in general and specific cost levels, government regulations, operations and technology. Any adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

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

                                      --6--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Commerce Bank National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of September 30, 1996, the related statements of royalty proceeds and distributable cash for the three and nine month periods ended September 30, 1996 and 1995 and the related statements of changes in trust corpus for the nine month periods then ended. These financial statements are the responsibility of the Working Interest Owner.

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

New Orleans, Louisiana,
October 29, 1996

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

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders during the first nine months of 1996. Cash distributions to Unit holders for the third-quarter and first nine months of 1995 were $0.1 million ($0.00765 per Unit) and $4.7 million ($0.31130 per Unit), respectively. The nine-month 1996 period was impacted by lower gas and oil revenues and higher capital expenditure levels, whereas the nine-month 1995 period benefited from $4.8 million included in Gross Proceeds resulting from the settlement of amounts owed to the Mineral Management Service
(MMS), discussed in Note 6 to the 1995 Annual Report. For the third quarter of 1996, Gross Proceeds exceeded total costs by approximately $0.1 million, primarily because of lower exploration and development costs, reducing the Class A cost carry-forward to $2.8 million net to the Trust as of September 30, 1996 (Note 3). Because of the Class A cost carry-forward, the Trust administrative expenses have been paid from the expense reserve during 1996. The calculation of distributable cash for each period follows:

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                         --------------------------     ---------------------------
                                            1996           1995            1996            1995
                                         ----------     -----------     -----------     -----------
Gross Proceeds(1)......................  $1,072,662     $ 1,263,038     $ 3,004,707     $ 8,901,105
Total Costs(2).........................    (948,196)     (1,563,565)     (4,024,277)     (3,018,449)
Excess Class A cost (recovery)
  carry-forward, net(3)................    (124,466)        469,811       1,019,570         (60,091)
                                         ----------     -----------     -----------     -----------
Net Proceeds...........................          --         169,284              --       5,822,565
Percentage attributable to Royalty.....        90.0%           90.0%           90.0%           90.0%
                                         ----------     -----------     -----------     -----------
Amounts payable attributable to
  Royalty..............................          --         152,356              --       5,240,309
Percentage attributable to the Trust...        99.9%           99.9%           99.9%           99.9%
                                         ----------     -----------     -----------     -----------
Royalty Proceeds.......................          --         152,202              --       5,235,068
Trust administrative expenses..........     (88,440)       (115,196)       (319,982)       (301,604)
                                         ----------     -----------     -----------     -----------
                                            (88,440)         37,006        (319,982)      4,933,464
Interest income........................      20,698          23,782          61,074          97,164
Reserve for future Trust expenses(4)...      67,742          53,870         258,908        (368,547)
                                         ----------     -----------     -----------     -----------
Distributable cash.....................  $       --     $   114,658     $        --     $ 4,662,081
                                         ==========     ===========     ===========     ===========

---------------

(1) Gross Proceeds represent amounts received by the Working Interest Owner during the three and nine month periods ended in August of such year.

(2) Total costs represent amounts accrued by the Working Interest Owner during the three and nine month periods ended in August of such year. Includes accrued interest of $62,402 and $152,831 for the three and nine month periods of 1996, respectively.

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

                                      --8--

     Gross Proceeds, which includes gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information for each period follows:

                                                     THIRD QUARTER            NINE MONTHS
                                                   ------------------      ------------------
                                                    1996        1995        1996        1995
                                                   ------      ------      ------      ------
    Natural Gas
      Revenues (in millions)....................   $  0.7      $  0.8      $  2.0      $  2.9
      Sales volumes (in billion cubic feet).....       .3          .4          .8         1.4
      Average realization (per thousand cubic
         feet)..................................   $ 2.47      $ 1.94      $ 2.46      $ 2.00
    Oil
      Revenues (in millions)....................   $  0.4      $  0.4      $  1.0      $  1.2
      Sales volumes (in thousands of barrels)...     20.8        25.2        56.3        71.9
      Average realization (per barrel)..........   $19.71      $17.71      $18.23      $17.17

     Gas volumes for the 1996 periods decreased from 1995 levels because of the depletion of the Vermilion Block 310 and Eugene Island Block 10 fields during 1995. Additionally, gas and oil volumes for the 1996 periods were impacted by normal production declines. Revenues for the 1996 periods benefited from an increase in average realizations reflecting the rise in natural gas and oil market prices during those periods.

     Costs for each period consist of the following (in millions):

                                                           THIRD QUARTER        NINE MONTHS
                                                           --------------      --------------
                                                           1996      1995      1996      1995
                                                           ----      ----      ----      ----
    Lease operating expenses............................   $0.5      $0.6      $1.9      $1.7
    Exploration and development costs...................    0.3       0.8       1.6       0.6
    Estimated abandonment costs and other...............    0.1       0.2       0.5       0.7
                                                           ----      ----      ----      ----
                                                           $0.9      $1.6      $4.0      $3.0
                                                           ====      ====      ====      ====

     Lease operating expenses were consistent between the periods. Third-quarter 1996 exploration and development costs consist of costs incurred to explore and develop West Cameron Block 498 and Breton Sound Block 55 while the nine-month 1996 period also includes costs incurred to explore and develop Vermilion Block
58. Third-quarter 1995 costs consisted primarily of drilling costs for the West Cameron Block 498 No. 4 well while the nine-month 1995 period included a reversal of previously accrued capital expenditures. Abandonment costs are accrued each period based on the estimate of costs required to abandon the Trust's properties.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. As a result of the cumulative excess Class A cost carry-forward of $2.8 million net to the Trust at September 30, 1996, the additional development activities anticipated at West Cameron Block 498 and Breton Sound Block 55 and the potential for exploratory drilling on other Royalty Properties, the amount and timing of any future distributions to Unit holders is presently indeterminable.

                                      --9--

     Drilling operations were completed on an exploratory well on Breton Sound Block 55 during the second quarter of 1996. During the third quarter of 1996, the co-owners reached an agreement on which party would operate the codevelopment area of the property. The well is currently scheduled for completion and production is expected to commence during the second half of 1997. The Working Interest Owner owns an 18.75% working interest in Breton Sound Block 55 and a 9.375% working interest in this well pursuant to a codevelopment agreement with the owner of the adjacent block. Costs and ownership of production resulting from this activity will be retroactively adjusted based upon the location of the reserves discovered following development of the area.

     Exploratory drilling on West Cameron Block 498 began in June 1994 and resulted in four successful wells to date which have been saved for future development. During 1996 there was a change in the operator of this property. The new operator has revised the field's development plan and now estimates that construction of the platform and production facilities will begin before year-end 1996, and that production is expected to commence by mid-1997.

     Additional exploration may be proposed for certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     Total exploration and development costs for the remainder of 1996 and for 1997 are presently estimated by the Working Interest Owner to be approximately $10.5 million net to the Trust, including the development of West Cameron Block 498 and Breton Sound Block 55. This estimate is derived from cost estimates provided by the operators of the Royalty Properties and may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operator. These expenditures can be expected to reduce, and could further delay resumption of, distributions to Unit holders.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (Note 7). As of September 30, 1996, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $14.1 million net to the Trust, of which $11.7 million has been withheld from distributions to Unit holders. Based on these amounts, future distributions to Unit holders would be reduced by approximately $0.16 per Unit over the remaining productive lives of the properties, subject to future revisions of such costs due to changes in general and specific cost levels, government regulations, operations and technology.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 5), of which $2.0 million remained at September 30, 1996.

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

                                     --10--

                             [PRODUCTIVE PROPERTY MAP]

[The map shows the fields offshore Louisiana and Texas identifying the location of the Trust's productive properties by block number, including gross and net acreage and working interest percentage for each block, as of September 30, 1996.]



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



                                     --11--

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the registrant during the third quarter of 1996.

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

                                                 FREEPORT-McMoRan OIL AND GAS
                                                 ROYALTY TRUST

                                                 By: Texas Commerce Bank National Association,
                                                       Trustee

                                                  By:        /s/  PETE FOSTER
                                                 --------------------------------------------
                                                                 PETE FOSTER
                                                   SENIOR VICE PRESIDENT AND TRUST OFFICER

Date: November 13, 1996

                                     --13--

                                EXHIBIT INDEX


            27 -- Financial Data Schedule