Form 10-K405
period 1996-12-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1997-03-27
CIK 727094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
         Units of Beneficial Interest                     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                                        -------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

     The aggregate market value of the 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust held by non-affiliates of the registrant on March 7, 1997 was approximately $48,670,000 based on the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal.

     As of March 7, 1997, 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
Item 1.  Business.....................................................    1
          Description of the Trust....................................    1
          Description of the Units....................................    4
          The Royalty Properties and the Royalty......................    6
          Federal Income Tax Considerations...........................   25
Item 2.   Properties..................................................   26
Item 3.   Legal Proceedings...........................................   26
Item 4.   Submission of Matters to a Vote of Unit Holders.............   26

                                    PART II

          Market for the Registrant's Units and Related Unit Holder
Item 5.   Matters.....................................................   27
Item 6.   Selected Financial Data.....................................   27
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of
          Operations..................................................   28
Item 8.   Financial Statements and Supplementary Data.................   32
          Statements of Royalty Proceeds and Distributable Cash:
          For the years ended December 31, 1996, 1995 and 1994........   32
          Statements of Assets, Liabilities and Trust Corpus:
          As of December 31, 1996 and 1995............................   32
          Statements of Changes in Trust Corpus:
          For the years ended December 31, 1996, 1995 and 1994........   32
          Notes to Financial Statements...............................   33
          Report of Independent Public Accountants....................   38
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial
          Disclosure..................................................   39

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   39
Item 11.  Executive Compensation......................................   39
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   39
Item 13.  Certain Relationships and Related Transactions..............   39

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form
Item 14.  8-K.........................................................   40
Signature.............................................................   41

                                     PART I

ITEM 1. BUSINESS.

                            DESCRIPTION OF THE TRUST

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created under the laws of the State of Texas. Texas Commerce Bank National Association (Texas Commerce) serves as Trustee of the Trust.

     For a discussion of the (i) estimated reserves owned by the Trust as of December 31, 1996 and the estimated future net income of the Trust, see the report by Ryder Scott Company Petroleum Engineers contained on pages 9 through 14 hereof, (ii) financial condition and results of operations of the Trust, see
Item 7 appearing on pages 28 through 31 hereof and (iii) financial statements and supplementary data of the Trust, see Item 8 appearing on pages 32 through 38, with special reference to Note 10 thereto appearing on pages 35 through 37 hereof.

     Units of beneficial interest (the Units) in the Trust are traded on the New York Stock Exchange under the trading symbol "FMR." The term "Company," as used herein, includes Freeport-McMoRan Inc. (FTX), its divisions, direct and indirect subsidiaries and affiliates, except as otherwise indicated by the context. The term "Working Interest Owner" includes Freeport-McMoRan Oil & Gas Company
(FMOG), a division of FTX, and the successors and assigns of its oil and gas working interests to the extent the context requires.

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

CREATION AND TRANSFER OF THE ROYALTY

     On September 30, 1983, pursuant to the terms of the Overriding Royalty Conveyance (the Conveyance), the Company transferred, for the benefit of FTX's stockholders, a net overriding royalty interest (the Royalty) in what then represented 18 productive (the Productive Properties) and 12 undeveloped (the Undeveloped Properties) oil and gas leases offshore Louisiana, Texas and California equal to 90 percent of the net proceeds from the Company's working interests in such properties. See "THE ROYALTY PROPERTIES AND THE
ROYALTY -- Computation of the Royalty." The Productive Properties and the Undeveloped Properties are referred to herein jointly as the "Royalty Properties."

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

THE TRUST

     Under the Trust Indenture, the Trustee holds an interest in the Partnership for the benefit of the Unit holders. The terms of the Trust Indenture provide, among other things, that (1) the Trustee cannot engage in any business or investment activity and cannot acquire any asset other than its interest in the Partnership and cash being held for payment of liabilities or distribution to Unit holders; (2) the Royalty can be sold in whole or in part upon approval of the Unit holders or upon termination of the Trust; and (3) any cash distributions to the Unit holders are made by the Trustee quarterly in January, April, July and October of each year.

     The Trust Indenture provides that Unit holders take their Units subject to the provisions of the Trust Indenture, which gives the Trustee only such rights and powers as are necessary and proper for the conservation and protection of the Royalty. Accordingly, the Trustee has no responsibility or authority with respect to the operation of the Royalty Properties. The Trust is a passive trust, and the Trust Indenture requires the Trustee (a) to receive all income and proceeds of the Royalty net of other Partnership expenses and net of amounts attributable to the Managing General Partner's 0.1 percent interest in the Partnership, (b) to pay or provide for the payment of expenses, charges, liabilities and obligations of the Trust and (c) to distribute to Unit holders the remaining revenues attributable to the Royalty.

     Texas Commerce, which also acts as Trustee of the Trust, and its parent, Chase Manhattan Corporation, have banking relationships with the Company.

     The Trust has no employees. Administrative functions of the Trust are performed by the Trustee, which is compensated for its services and reimbursed for specified charges for transfer agency and distribution functions out of Trust assets. The Trustee is also entitled to reimbursement for its out-of-pocket expenses. Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities which the Trustee ordinarily incurs are those for routine administrative expenses, such as Trustee's fees and accounting, legal and other administrative fees. The costs and expenses of the Trust (including the Trustee's fees) are estimated to approximate $0.4 million for 1997. The Trustee, in accordance with the Trust Indenture, established an expense reserve of approximately $2.4 million to cover Trust expenses as discussed in Note
7 -- Establishment of an Expense Reserve. The costs and expenses of the Trust may increase in future years, depending on the volume of trading in the Units, the amount of revenues to the Trust and increases in accounting, legal and other administrative fees.

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

     The Trust Indenture authorizes the Trustee to take such action as in its judgment is necessary or advisable to achieve the purposes of the Trust. The Trust Indenture provides that cash being held by the Trustee as a reserve for liabilities or for distribution at the next distribution date will be placed in interest-bearing accounts or certificates (which may include accounts or certificates of the bank acting as Trustee), but the Trustee is otherwise prohibited from acquiring any asset other than the Trust's interest in the Partnership or engaging in any business or investment activity of any kind whatsoever. The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of the Unit holders upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years commencing after December 31, 1990 are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders.

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

TERMINATION OF THE TRUST

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all of its assets including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. As noted above, the Trustee is required to sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. Upon the termination of the Trust under (ii) above, the Trustee will sell the Royalty (or will cause the Partnership to sell all of the assets of the Partnership). The Trustee will as promptly as possible distribute the proceeds of any such sales according to the respective interests and rights of the Unit holders after discharging all of the liabilities of the Trust and, if necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities.

                            DESCRIPTION OF THE UNITS

GENERAL

     Each Unit is evidenced by a transferable certificate. Each Unit evidences an undivided interest in the Trust, which in turn owns a 99.9 percent interest in the Partnership. A total of 14,975,390 Units are outstanding.

DISTRIBUTIONS AND INCOME COMPUTATIONS

     Each month the Trustee determines the amount available for distribution for such month. Such amount (the Monthly Distribution Amount) is equal to the excess, if any, of the cash distributed by the Partnership to the Trust during such month, plus any other cash receipts of the Trust during such month (other than interest earned on the Monthly Distribution Amount for any other month) over the liabilities of the Trust paid during such month, subject to adjustments for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount for each month is payable to Unit holders of record on the Monthly Record Date, which is the close of business on the last business day of such month, or such later date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year. The Trustee distributes to each person who was a Unit holder of record on a Monthly Record Date during one or more of the immediately preceding three months, the Monthly Distribution Amount for the month or months that he was a Unit holder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date.

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

NATURE OF THE UNITS

     The Units are not an interest in or obligation of the Company, the Working Interest Owner or any successor Working Interest Owner. However, the ultimate value of the Royalty is dependent to a large extent upon the ability of the Working Interest Owner to produce oil and gas from the Royalty Properties. There is no requirement that the Working Interest Owner expend any specific amounts with respect to the Royalty Properties. The Working Interest Owner is free to transfer its working interest (burdened by the Royalty) to third parties. In certain cases the Working Interest Owner is permitted to farmout interests in the Royalty Properties and to reduce the Royalty proportionately. See "THE ROYALTY PROPERTIES AND THE ROYALTY -- General and -- Production and Drilling Activities." The Working Interest Owner does not have an obligation to produce any specific amounts of oil and gas from any of the Royalty Properties. It has the right to abandon any well or lease, and upon termination of any lease the portion of the Royalty relating thereto will be extinguished. The amount of revenues attributable to the Royalty may be affected by operating agreements and unitization and pooling arrangements. The realization of the ultimate value of the Royalty is subject to all the risks associated with exploration on and development of oil and gas properties and to comprehensive regulation by governmental authorities.

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

     The Trust Indenture provides that the Trustee will not be liable to Unit holders for state or federal income taxes or for refunds, fines, penalties or interest relating to oil or gas pricing overcharges under state or federal price controls. With respect to gas pricing matters, the Federal Energy Regulatory Commission (FERC) is not considered to be empowered under current judicial decisions to compel refunds of gas price overcharges from overriding royalty interest owners. It is possible, however, that laws on such matters may change in the future or that other parties, such as oil or gas purchasers, might be able to instigate legal action to compel such refunds from royalty owners and that Unit holders might be treated for such purpose as royalty owners.

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

GENERAL

     The map on page 8 shows the location and selected information as of December 31, 1996 for all of the productive Royalty Properties where production or drilling operations are currently under way. Additional exploration may be proposed for certain other Royalty Properties where geologic features have been identified through the utilization of 3-D seismic technology. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     As of December 31, 1996, there were 2 gross productive oil wells and 13 gross productive gas wells on 10 of the remaining Royalty Properties where the Working Interest Owner retains a working interest.

     All remaining Royalty Properties are operated by other oil and gas companies under joint operating agreements. Neither the Working Interest Owner nor any operator has any contractual commitments to the Partnership or the Trust to conduct further exploratory or development drilling on the Royalty Properties or to maintain its ownership interest in any of the properties. See "Certain Factors Affecting Distributions; Conflicts of Interest." However, any operator of a Royalty Property (including the Working Interest Owner) has an obligation to operate and develop such property in accordance with the standards of a reasonable and prudent operator. The Working Interest Owner retains a revenue interest in the remaining Royalty Properties and it has informed the Trustee that it may conduct further development and exploratory activities on certain of the Royalty Properties. See "Production and Drilling Activities" below for a discussion of current development and exploratory activities on certain of the Royalty Properties.

RESERVES

     A study of the proved oil and gas reserves attributable to the Royalty Properties as of December 31, 1996, has been made by Ryder Scott Company Petroleum Engineers, independent petroleum engineers (Ryder Scott). In accordance with regulations of the Securities and Exchange Commission (the SEC), such study is limited to reserves currently classified as "proved." The amount of reserves and the timing of production attributable to the Royalty Properties are, and in the future will continue to be, significantly affected by the level of capital expenditures to be incurred on the individual properties and the success of exploration and development activities. The assumptions used in preparing the reserve study are detailed within the following letter, which summarizes such reserve study. Such assumptions, as well as the cautionary paragraphs following the letter, should be studied carefully together with the estimates contained in the letter. Ryder Scott also prepared estimates of future net cash flows attributable to the Royalty from proved oil and gas reserves and the discounted present value of such future net cash flows. The estimates of Ryder Scott are used in the preparation of the Trust's financial statements and for other reporting purposes. However, as explained in the cautionary paragraphs immediately following the letter, Ryder Scott's estimates were prepared based on production and costs as of December 31, 1996, but the timing of inclusion of production and costs for purposes of calculating Royalty payments during a given period varies somewhat from the method used by Ryder Scott in preparing its estimates. For example, the estimates do not take into account amounts received in 1997 attributable to sales of oil and gas produced in the fourth quarter of 1996, volumes of natural gas sold by other parties pursuant to certain gas balancing arrangements and the effect of the excess Class A cost carry-forward at December 31, 1996. Therefore, the amounts set forth in the letter are not necessarily indicative of actual amounts to be distributed to Unit holders, either annually or ultimately.

     The estimates of future net cash flows and discounted present value of future net cash flows were prepared using prices and costs as of December 31, 1996. Proved reserves are estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (see Note 10 -- Supplementary Proved Oil and Gas Reserve Information).

                           [PRODUCTIVE PROPERTY MAP]

[The map shows the fields offshore Louisiana and Texas identifying the location of the Trust's productive properties by block number, including gross and net acreage and working interest percentage for each block, as of December 31, 1996.]

                                Working
       Property                Interest       Gross Acres       Net Acres
       --------                --------       -----------       ---------
Royalty Properties --
Offshore Louisiana:
Breton Sound Blk. 55..........   18.75           2,497              468
Vermilion Blk. 21.............    4.17           4,139              172
Vermilion Blk. 22.............    4.17           5,000              208
Vermilion Blk. 58.............   22.50           5,000            1,125
West Cameron Blk. 65..........    4.17           5,000              208
West Cameron Blk. 215.........   31.38           5,000            1,564
West Cameron Blk. 498.........   23.08           5,000            1,154
West Delta Blk. 34............   30.00           2,500              750

Offshore Texas:
High Island Blk. A-552........   35.00           3,500            1,260

* The Royal Trust owns 99.9% of a 90% net profits interest in the Working Interest for each block.

                      [RIDER SCOTT COMPANY LETTERHEAD]





                               March 21, 1997




Freeport-McMoRan Oil and Gas Royalty Trust
c/o Texas Commerce Bank National Association, Trustee
600 Travis Street, Suite 1150
Houston, Texas  77002

Gentlemen:

                 At the request of Freeport-McMoRan Oil & Gas Company (FMOG), a division of Freeport-McMoRan Inc. (FTX), we have prepared estimates of the proved reserves and future production and income attributable to a net overriding royalty interest in certain offshore leases as of December 31, 1996. The future income has been calculated using Securities and Exchange Commission
(SEC) guidelines for price and cost parameters.

                 The net overriding royalty interest is equal to a 90 percent net profits interest in leases owned by a subsidiary of FTX on September 30, 1983. The leases are located in the Gulf of Mexico offshore of Louisiana and Texas. This net overriding royalty interest (Royalty) is the property that FTX transferred to Freeport-McMoRan Oil and Gas Royalty Partnership (Partnership), a partnership which is owned 99.9 percent by Freeport-McMoRan Oil and Gas Royalty Trust. The term "Working Interest Owner" includes FMOG and the successors and assigns of its oil and gas working interests to the extent the context requires.

                 Ten offshore leases subject to the Royalty have been considered in this report, and the impact of these leases' reserves, revenues, expenses, and expense accruals on the income of the Partnership has been determined. These ten leases are hereinafter referred to as the "Subject Properties". All other leases originally subject to the Royalty have either expired, or have been farmed out, with the working interest owner retaining an overriding royalty interest burdened by the Royalty. The Working Interest Owner has assured us that no leases other than the ten included in our evaluation have a material effect on the overall revenues or liabilities of the Partnership.

                 The estimated reserve quantities and future income quantities presented in this report are related to hydrocarbon prices. December 1996 hydrocarbon prices were used in the preparation of this report as required by SEC guidelines; however, actual future prices may vary significantly from December 1996 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows:

Freeport-McMoRan Oil and Gas Royalty Trust
March 21, 1997
Page 2


                                 SEC PARAMETERS
                     Estimated Net Reserve and Income Data
                Freeport-McMoRan Oil and Gas Royalty Partnership
                            As of December 31, 1996

                                                     Proved                Proved                 Total
                                                   Developed            Undeveloped               Proved
                                                  ------------         ---------------         --------------
        Remaining Reserves
           Oil/Condensate - Barrels                     80,668                759,548                840,216
           Gas - MMCF                                      794                  4,229                  5,023

        Future Net Income (FNI)
           1997                                     $2,051,941          -$  8,039,494          -$  5,987,553
           1998                                      1,523,521              9,101,591             10,625,112
           1999                                        548,655              3,915,758              4,464,413
                                                  ------------          -------------          -------------
           Sub-Total (1997-1999)                    $4,124,117           $  4,977,855           $  9,101,972
           Remaining                                 3,550,339             30,146,220             33,696,559
                                                   -----------           ------------           ------------
           Total                                    $7,674,456            $35,124,075            $42,798,531

        Discounted FNI @ 10%                        $5,142,047            $19,855,934            $24,997,981
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

                 More than a sufficient amount of income has been accrued as of December 31, 1996 to pay for the unescalated estimated abandonment costs attributable to the Royalty; therefore, using SEC pricing and cost parameters, it is anticipated that no future accruals will be necessary. Furthermore, a reimbursement is included as Partnership income in the year after depletion and abandonment of the Subject Properties. This reimbursement is equal to the amount by which current unspent accruals exceed anticipated unescalated future abandonment costs.

                 The future net income calculated for the Partnership is before the deduction of state and federal income taxes and does not include any adjustment for cash on hand or undistributed income. No attempt has been made to quantify or otherwise account for any accumulated gas

Freeport-McMoRan Oil and Gas Royalty Trust
March 21, 1997
Page 3


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

                                             Royalty Future Net Income
         Partnership Interest Net Reserves = ------------------------------
                                             Price per Unit of Reserves

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

Freeport-McMoRan Oil and Gas Royalty Trust
March 21, 1997
Page 4


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

Freeport-McMoRan Oil and Gas Royalty Trust
March 21, 1997
Page 5


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

FUTURE PRODUCTION RATES

                 Initial production rates are based on the current producing rates for those wells now on production. Test data and other related information were used to estimate the anticipated initial production rates for those wells or locations which are not currently producing. If no production decline trend has been established, future production rates were held constant, or adjusted for the effects of curtailment where appropriate, until a decline in ability to produce was anticipated. An estimated rate of decline was then applied to depletion of the reserves. If a decline trend has been established, this trend was used as the basis for estimating future production rates. For reserves not yet on production, sales were estimated to commence at an anticipated date furnished by the Working Interest Owner.

                 The future production rates from wells now on production may be more or less than estimated because of changes in market demand or allowables set by regulatory bodies. Wells or locations which are not currently producing may start producing earlier or later than anticipated in our estimates of their future production rates.

HYDROCARBON PRICES

                 The Working Interest Owner furnished us with prices in effect at December 31, 1996 and these prices were held constant except for known and determinable escalations. In accordance with Securities and Exchange Commission guidelines, changes in liquid and gas prices subsequent to December 31, 1996 were not taken into account in this report.

Oil and Condensate

                 The Working Interest Owner furnished us with initial oil and condensate prices for the properties in this report. These initial liquid prices were based on actual prices received in December 1996, and were held constant throughout the depletion of the reserves. In accordance with Securities and Exchange Commission guidelines, changes in liquid prices subsequent to December 31, 1996 were not considered in this study.

Gas

                 The Working Interest Owner has furnished us with gas prices in effect at December 1996 and with its forecasts of future gas prices which take into account SEC guidelines and current market prices. In accordance with SEC guidelines, the future gas prices used in this report make no allowance for future gas price increases which may occur as a result of inflation nor do they allow any allowance for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat lower than December gas prices. At the request of the Working Interest Owner, a market price of $3.591 per MMBTU was used in this study for all uncontracted gas.

Freeport-McMoRan Oil and Gas Royalty Trust
March 21, 1997
Page 6


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

                 All operating, development, abandonment, and overhead costs used in this study were furnished by the Working Interest Owner. The operating costs are based on the operating expense reports of the Working Interest Owner, or on operating expense estimates furnished by the Working Interest Owner for properties not yet on production. The development costs are based on authorizations for expenditure for the proposed work, or on actual costs for similar projects.

GENERAL

                 The reserve estimates presented herein are based upon a detailed study of the Subject Properties; however, Ryder Scott has not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. The Working Interest Owner has represented that it has given Ryder Scott access to its accounts, records, geological and engineering data and reports and other data as were required for this investigation. The ownership interests, prices, and other factual data furnished to Ryder Scott by the Working Interest Owner in connection with this investigation were accepted without verification. The estimates presented in this report are based on such furnished data available through December 1996.

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

                                        Very truly yours,

                                        RYDER SCOTT COMPANY
                                        PETROLEUM  ENGINEERS

                                        /s/ KENT A. WILLIAMSON, P.E.

                                        Kent A. Williamson, P.E.
                                        Group Vice President

     Of the total discounted present value of future net cash flows attributable to the Royalty estimated by Ryder Scott, approximately 77 percent was accounted for by West Cameron Block 498 and 8 percent by West Cameron Block 215.

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

     The timing of realization of future net cash flows estimated in the above report is based on estimates of the future timing of actual production and sales of quantities of oil and gas. Because of payment practices followed in the oil and gas industry, there is a one or two month lag between the month in which a quantity of oil or gas is actually produced and the month in which revenue attributable to such production is actually received by the Working Interest Owner. The payment procedures in the Conveyance provide that amounts received by the Working Interest Owner in any given month are included in Gross Proceeds (as defined in the Conveyance) for purposes of computation of amounts payable on the last business day of the following month. See "Computation of the Royalty." Thereafter, distributions are made to Unit holders in accordance with the quarterly distribution procedures set forth in the Trust Indenture and described elsewhere herein. Furthermore, as described under "Computation of the Royalty" below, although revenues are reflected only after they are actually received, Costs (as defined in the Conveyance) accrued in a given month are taken into consideration in computing the amount of the Royalty payable on the last business day of the month following the month in which the Costs are incurred, even if they are not actually paid until later. Thus, for example, amounts payable on the last business day in January are computed based on Gross Proceeds received and Costs accrued during December. Generally, such Costs would include any excess of Costs over Gross Proceeds carried forward from the previous month, together with interest on such excess.

     The Ryder Scott estimates were prepared on the basis of estimated production and Costs accrued after December 31, 1996. Thus, amounts received by the Working Interest Owner after November 30, 1996 attributable to production during 1996 have not been taken into account by Ryder Scott in making its estimates, even though these amounts will be included in Gross Proceeds for purposes of calculating amounts payable pursuant to the Royalty subsequent to 1996. The Working Interest Owner has estimated that if Ryder Scott had taken into account the 1997 Gross Proceeds from 1996 production, the total estimated future net cash flow and the discounted present value of such estimate in the Ryder Scott letter would have been approximately $0.7 million higher (net to the Trust's interest). In addition, because Ryder Scott's estimates for the remaining period are based on estimated production and Costs accrued during each such period and because actual Gross Proceeds and Costs will not be based on production and Costs during the same period, the estimates for various time periods will not in any event correspond to the amount of payments pursuant to the Royalty during such periods.

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

     The estimated future net cash flows shown in Ryder Scott's letter have not been reduced for any capital expenditures on Productive Properties in excess of amounts estimated to be necessary to develop proved reserves attributed thereto. See "Computation of the Royalty" below. Similarly, such future net cash flows have also not been reduced for costs and expenses of the Trust, which are estimated at approximately $0.4 million per year, or of the Partnership, which are expected to be minimal. Additionally, Ryder Scott did not take into account the Class A cost carry-forward of $2.5 million net to the Trust, as of December 31, 1996.

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

     The Working Interest Owner is entitled to accrue certain estimated future costs in accordance with a formula set forth in the Conveyance. The accrual formula provides that, for any month and with respect to a specific item of future costs, the Working Interest Owner may include in its costs an amount calculated by multiplying (a) the excess of (i) the total estimated amount of such item of future cost over (ii) the aggregate amount accrued in previous months with respect to such item, by (b) a fraction, the numerator of which is Adjusted Gross Proceeds for such month and the denominator of which is total estimated future Adjusted Gross Proceeds for such month and all future months. For this purpose, "Adjusted Gross Proceeds" means Gross Proceeds for a month less all Class A Costs for such month, such costs that were not covered in the previous month and interest thereon. Class A Costs are all costs that are not Class B Costs. Class B Costs for a month are (a) costs incurred to discover or develop minerals on certain leases, (b) any monthly future cost accruals, (c) such costs that were not covered by proceeds in the previous month and (d) interest thereon.

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

          Timing of Collections by the Working Interest Owner. An alteration in the timing of the receipt of payment for proceeds of production from the Royalty Properties from the collection pattern normally anticipated can occur for a number of reasons beyond the Working Interest Owner's control. Such altered timing can result in: (1) wide swings in Monthly Distribution Amounts, and (2) delays from one quarter to the next in the timing of the actual cash distribution by the Trust to the Unit holders of amounts attributable to such delayed receipts. Accordingly, the Monthly Distribution Amount for any particular month is not necessarily indicative of future Monthly Distribution Amounts which will depend on future costs incurred and revenues received.

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

          Oil and Gas Surplus and Other Marketing Factors. The prices of crude oil have fluctuated significantly in recent years as a result of an oversupply of crude oil on world markets and other factors beyond the Working Interest Owner's control. Such factors may adversely affect both the availability of a ready market for production from the Royalty Properties and the sales prices received for such production. Gas market conditions are affected by gas price competition, competition from alternative fuels, energy conservation and a variety of other factors.

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

          Ownership of Adjacent Properties. The Working Interest Owner may own interests in offshore tracts that are adjacent to or in the vicinity of, but not included in, the Royalty Properties, and it may in the future acquire additional such tracts. Drilling conducted on the Royalty Properties may provide the Working Interest Owner or any successor with valuable information regarding such other tracts, which it would then be free to develop unburdened by the Royalty and which in some cases could drain oil and gas from the Royalty Properties. In the second quarter of 1995, McMoRan Oil & Gas Co. (MOXY), a former affiliate of the Working Interest Owner, acquired a 25% undivided interest in West Cameron Block 519, a tract which is adjacent to West Cameron Block 498. The Royalty will not apply to this tract just as it would not have applied had it been purchased by the Working Interest Owner. The Working Interest Owner is not the operator of West Cameron 498 and MOXY is not the operator of West Cameron 519, and neither has the voting interest necessary to determine the nature or timing of operations on either of these tracts.

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

PRODUCTION AND DRILLING ACTIVITIES

     Of the 10 remaining Royalty Properties, 6 are currently producing. For a discussion concerning the oil and gas production from such properties in 1996 as well as information concerning drilling activities on such properties during 1996, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 28 and Note 10 -- Supplementary Proved Oil and Gas Reserve Information.

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

SALES CONTRACTS AND PRICES

     Oil production from the Royalty Properties is sold under short-term contracts at current market prices. Oil prices received by the Working Interest Owner have fluctuated widely. The average oil price that the Working Interest Owner received for crude oil sales during 1996 was 11 percent higher than the average price received during 1995. Oil prices can be expected to continue to exhibit volatility as a result of such factors as the unstable situation in the Middle East, future actions of OPEC and future changes in worldwide economic conditions.

     The Working Interest Owner currently sells gas at spot market prices from blocks that were previously subject to long-term contracts with Transco, but which contracts were terminated by the Working Interest Owner at the end of 1987 and the beginning of 1988 pursuant to the provisions of such contracts.

REGULATION

     The production, sale and transportation of oil and gas from the Royalty Properties are subject to various forms of regulation by federal and state authorities, and are affected from time to time in varying degrees by political developments.

     Energy Regulation. The Working Interest Owner is subject to regulation by the FERC with respect to various aspects of its natural gas operations under the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act (NGPA). The Natural Gas Wellhead Decontrol Act of 1989 amended both the price and non-price control provisions of the NGPA for the purpose of providing complete decontrol of first sales of natural gas by January 1, 1993. Consequently, the Working Interest Owner believes the Trust's gas may be sold at market prices, subject to applicable contract provisions.

     Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C (Order No. 636), which require interstate pipelines to provide transportation separate, or "unbundled", from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Although Order No. 636 does not directly regulate the Working Interest Owner's activities, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. Although Order No. 636 could provide the Working Interest Owner with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Working Interest Owner to more restrictive pipeline imbalance tolerances and greater penalties for violation of those tolerances. Order No. 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally supported the FERC's open-access policy. Last year, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636. Because further review of certain of these orders is still possible and other appeals remain pending, it is difficult to predict the ultimate impact of the orders on the Working Interest Owner's activities.

     The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order No. 636 and, more recently, the price which shippers can charge for their released capacity. In addition, in 1995, FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1996, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect the Working Interest Owner only indirectly, these policy statements and proposed rule changes are intended to further enhance competition in natural gas markets. The Working Interest Owner cannot predict what action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Working Interest Owner does not believe that it will be treated materially different than other natural gas producers and marketers with which it competes.

     Commencing in October 1993, the FERC issued a series of rules (Order Nos. 561 and 561-A) establishing an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows, or may require, pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. The Working Interest Owner is not able at this time to predict the effects of Order Nos. 561 and 561-A, if any, on the transportation costs associated with oil production from the interests burdened by the Royalty, or the effect of such rules on the Trust.

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

     Operations the Working Interest Owner conducts relating to the Royalty Properties are on federal oil and gas leases, which the Minerals Management Service (MMS) administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Working Interest Owner can obtain bonds or other surety in all cases. Additional financial responsibility requirements may be imposed under the Oil Pollution Act of 1990, as discussed under "Environmental Regulation."

     Under certain circumstances, the MMS may require any Working Interest Owner operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Working Interest Owner's financial condition and operations. In addition, the MMS is conducting an inquiry into certain contract agreements from which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on these proceeds. The Working Interest Owner believes that this inquiry will not have a material impact on its financial condition, liquidity or results of operations.

     The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of natural gas produced from federal leases. The principle feature in the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain natural gas production sold to affiliates or pursuant to non-arm's length sales contracts. The MMS has proposed this rulemaking to facilitate royalty valuation in light of changes in the gas marketing environment. The Working Interest Owner cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the rulemaking proceeding how the Working Interest Owner might be affected by this amendment to the MMS' regulations.

     The MMS has also issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects market value, establish a new MMS form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. The Working Interest Owner cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the rulemaking proceeding how the Working Interest Owner might be affected by this amendment to the MMS' regulations.

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

     The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover a substantial portion of environmental clean-up and restoration costs that could be incurred by governmental entities in connection with an oil spill. Other requirements imposed by the OPA include the preparation of an oil spill contingency plan. A failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement action. In short, the OPA places a burden on offshore lease holders to conduct safe operations and take other measures to prevent oil spills; if one occurs, the OPA then imposes liability for resulting damages.

     In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. Violations of environmental related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental prosecution or citizen initiated legal action.

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

     Over the last four years at least three courts have ruled that certain waste products associated with the production of crude oil may be classified as "hazardous substances" subject to regulation and liability under CERCLA, depending on the characteristics of the waste products and circumstances under which they were created. In addition, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements under the Resource Conservation and Recovery Act. Any reclassification of oil and gas exploration and production wastes from non-hazardous to hazardous could have a significant impact on the operating costs of the Working Interest Owner, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Working Interest Owner.

TITLE TO PROPERTIES

     The Conveyance is subject to customary interests and burdens, to the terms and provisions of the underlying leases, to liens and other provisions of farmout, operating, pooling and unitization agreements and to minor encumbrances, easements and restrictions. The Royalty Properties are also subject to the OCSLA, the regulations promulgated thereunder and possibly certain provisions of the laws of the adjacent states. The Conveyance contains a special warranty of title in which the Company warranted title to the Royalty against persons claiming by, through or under the Company, but not otherwise.

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

          3. For federal income tax purposes, the Distribution will be treated as a distribution of the Royalty by FTX to the stockholders, followed by the contribution of the Royalty by the stockholders to the Partnership in exchange for interests therein, followed in turn by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for the Units.

          4. FTX will recognize no gain or loss upon the transfer of the Royalty to its stockholders.

          5. Each Unit holder will be entitled to deduct cost depletion with respect to its pro-rata interest in the Royalty computed with reference to the Unit holder's basis in the Units.

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

     The Code provides that depletion deductions subject to recapture under
Section 1254 of the Code constitute "unrealized receivables" within the meaning of Section 751 of the Code. Section 1254 of the Code provides that for property placed in service by a taxpayer after December 31, 1986, depletion deductions which reduce the adjusted basis of such property must be recaptured as ordinary income upon a disposition of the property (to the extent gain is recognized on such disposition). It is unclear whether this recapture provision applies to any portion of the depletion claimed with respect to the Royalty (placed in service in 1983 by the Partnership) in the case of Units acquired after December 31, 1986. The Service has not issued any regulations or other pronouncements to indicate its interpreta-tion of these recapture provisions as they might affect the transfer of partnership interests. Accordingly, Unit holders disposing of Units acquired after December 31, 1986 (other than through a broker) may be required to notify the Trustee in writing of such disposition and provide the Trustee with the Unit holder's name, address, taxpayer identification number and the date of the disposition. Failure to so notify the Trustee may subject such a Unit holder, as well as the Trust and the Partnership, to the above-described penalties. Without notification from Unit holders, the Trust and Partnership cannot comply with these reporting requirements because they have no other means of determining which Units disposed of during the year were acquired by the transferring Unit holder subsequent to December 31, 1986.

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

     No matters were submitted to a vote of Unit holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.

     Freeport-McMoRan Oil and Gas Royalty Trust Units are traded on the New York Stock Exchange under the symbol "FMR". At March 7, 1997, 14,975,390 Units were outstanding and held of record by 11,716 Unit holders.

     The high and low sales prices of the Units as reported on the New York Stock Exchange and distributable cash per Unit for each quarterly period of 1995 and 1996 were:

                                                               UNITS OF
                                                          BENEFICIAL INTEREST
                                                         ---------------------     DISTRIBUTABLE
QUARTER                                                    HIGH         LOW        CASH PER UNIT
ENDED                                                    --------     --------     -------------
Mar. 31, 1995..........................................   $5.00        $3.63            $     --
Jun. 30, 1995..........................................    4.88         3.63             0.30365
Sept. 30, 1995.........................................    6.25         4.50             0.00765
Dec. 31, 1995..........................................    5.50         3.63                  --
Mar. 31, 1996..........................................    4.75         3.50                  --
Jun. 30, 1996..........................................    4.00         2.38                  --
Sept. 30, 1996.........................................    3.00         1.38                  --
Dec. 31, 1996..........................................    3.63         2.50                  --

     Distributable cash for any quarter is distributed to Unit holders in the month following the close of the quarter.

     The Trust did not sell any unregistered securities in 1996.

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

                                                 YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------------
                                 1996         1995         1994         1993         1992
                              ----------   ----------   ----------   ----------   -----------
Royalty proceeds(1).........  $       --   $5,235,068   $2,551,586   $6,797,931   $16,760,989
Distributable cash(1).......          --    4,662,081           --    6,334,690    16,068,705
Distributable cash per
  Unit......................          --      0.31130           --      0.42295       1.07296

                                                       DECEMBER 31,
                              ---------------------------------------------------------------
                                 1996         1995         1994         1993         1992
                              ----------   ----------   ----------   ----------   -----------
Cash........................  $1,983,571   $2,300,979   $1,977,583   $       --   $ 1,475,861
Total assets................   2,166,784    2,484,192    2,190,501      260,059     1,834,623
Distributions payable.......          --           --           --           --     1,475,861
Trust corpus................     183,213      183,213      212,918      260,059       358,762

------------

(1) Includes $4.3 million, $2.4 million, $2.3 million, and $9.3 million in 1995 through 1992, respectively, related to various gas contract settlements (See
    Note 6 -- Gas Contract Settlement).

     The Trust has not reported estimates of total proved net oil or gas reserves to any federal authority or agency other than the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     There were no cash distributions to Unit holders during 1996 and 1994. Cash distributions to Unit holders totaled $4.7 million ($0.31130 per Unit) during 1995. No cash distributions were made during 1996 because of lower gas and oil revenues and additional capital expenditures. Cash distributions during 1995 benefited from $4.3 million included in Gross Proceeds resulting from the settlement of amounts owed the Minerals Management Service (MMS), discussed in
Note 6. During 1996, total costs exceeded Gross Proceeds by approximately $0.7 million, primarily because of the capital costs incurred to drill and evaluate Breton Sound Block 55 and Vermilion Block 58. As a result, the Class A cost carry-forward increased to $2.5 million net to the Trust as of December 31, 1996. Since mid-1995, trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:

                                                     YEARS ENDED DECEMBER 31,
                                               -------------------------------------
                                                  1996         1995          1994
                                               ----------   -----------   ----------
Gross Proceeds(1)............................  $3,810,791   $ 9,807,120   $12,308,657
Total costs(2)...............................  (4,489,202)   (6,070,921)  (10,000,626)
Excess Class A cost carry-forward(3).........     678,411     2,086,366      529,902
                                               ----------   -----------   ----------
Net Proceeds.................................          --     5,822,565    2,837,933
Percentage attributable to Royalty...........        90.0%        90.0%        90.0%
                                               ----------   -----------   ----------
Amounts payable attributable to Royalty......          --     5,240,309    2,554,140
Percentage attributable to the Trust.........        99.9%        99.9%        99.9%
                                               ----------   -----------   ----------
Royalty Proceeds.............................          --     5,235,068    2,551,586
Trust administrative expenses................    (398,134)     (369,101)    (472,944)
Trust administrative expense recovery(4).....          --            --     (153,257)
                                               ----------   -----------   ----------
                                                 (398,134)    4,865,967    1,925,385
Interest earned..............................      80,727       119,510       52,198
Reserve for future Trust expenses(5).........     317,407      (323,396)  (1,977,583)
                                               ----------   -----------   ----------
Distributable Cash...........................  $       --   $ 4,662,081   $       --
                                               ==========   ===========   ==========

---------------

(1) Gross proceeds represent amounts received by the Working Interest Owner during the twelve month period ended November 30 of such year.

(2) Total costs represent amounts accrued by the Working Interest Owner during the twelve month period ended November 30 of such year. Includes interest to the Working Interest Owner of $207,662, $26,592 and $10,979, respectively.

(3) Represents Class A costs incurred in the applicable periods that remained outstanding as of the end of such period.

(4) Represents Trust administrative expenses incurred in a prior period and recovered in the current period.

(5) Represents the net amount withdrawn from (added to) the Trust administrative expense reserve during the respective period.

     Gross proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                               YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------    --------    --------
Natural Gas
  Revenues (in millions).................................  $  2.4      $  3.5      $  7.0
  Sales volumes (in billion cubic feet)..................     1.0         1.8         2.8
  Average realization (per thousand cubic feet)..........  $ 2.42      $ 1.94      $ 2.46
Oil
  Revenues (in millions).................................  $  1.4      $  1.5      $  2.2
  Sales volumes (in thousands of barrels)................    74.0        88.7       145.8
  Average realization (per barrel).......................  $18.80      $16.96      $14.97

     The decline in gas volumes over the three-year period is caused primarily by the depletion of the Eugene Island Block 10 and Vermilion Block 310 fields in 1995 and the West Cameron Block 498 field and wells at West Delta Block 34 and East Cameron Block 336 in 1994. The decrease in oil volumes is caused primarily by the depletion at West Cameron Block 215. Additionally, oil and gas volumes for 1996 were impacted by normal production declines. Revenues during 1996 benefited from an increase in average realizations reflecting the rise in natural gas and oil market prices during the year. Gas volumes include make-up of gas sold under balancing agreements totaling 0.1 bcf, 0.3 bcf and 0.7 bcf, respectively.

     Costs consist of the following (in millions):

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1996         1995         1994
                                                              --------     --------     --------
Lease operating expenses....................................   $2.2         $2.4         $ 2.4
Exploration and development costs...........................    1.6          2.5           5.5
Abandonment costs withheld and other........................    0.7          1.2           2.1
                                                                ---          ---          ----
                                                               $4.5         $6.1         $10.0
                                                                ===          ===          ====

     Lease operating expenses were consistent between years. Exploration and development costs for 1996 consist of costs incurred to explore and develop Breton Sound Block 55 and Vermilion Block 58. Exploration and development costs in 1995 included the drilling of two exploratory wells at West Cameron Block 498, while 1994 costs consisted of the drilling of two exploratory wells at West Cameron Block 498, one exploratory well at West Cameron Block 65 and drilling and plugging and abandonment operations at West Delta Block 34. Abandonment costs are accrued each year based on the estimate of costs required to abandon the Trust's properties.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. As a result of the cumulative excess Class A cost carry-forward of $2.5 million net to the Trust at December 31, 1996, the additional development activities scheduled at West Cameron Block 498 and Breton Sound Block 55 and the potential for exploratory drilling on other Royalty Properties, the amount and timing of future distributions to Unit holders is presently indeterminable. The cost carry-forward, with interest at the prime rate, must be recouped from future Net Proceeds before any distributions may be made to Unit holders.

     Drilling operations were completed on an exploratory well on Breton Sound Block 55 during the second quarter of 1996. The well is currently being completed and production is expected to commence during mid-1997. The Working Interest Owner owns an 18.75% working interest in Breton Sound Block 55 and a 9.375% working interest in this well pursuant to a codevelopment agreement with the owner of the adjacent block. Costs and ownership of production resulting from this activity will be retroactively adjusted based upon the location of reserves discovered following further development of the area. The Vermilion Block 58 No. 10 well was drilled during 1996 and, based on the results, the Working Interest Owner concluded that it would not pursue any further development of this well.

     Exploratory drilling on West Cameron Block 498 began in June 1994 and resulted in four successful wells to date which have been saved for future development. Construction of the platforms and production facilities began in January 1997 and the operator is currently finalizing the development plans for the block. Production is expected to commence during the fourth quarter of 1997. The Working Interest Owner owns a 23.08% working interest in this block.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     Total exploration and development costs for 1997 are presently budgeted at approximately $11.8 million for the Working Interest Owner, including the development of West Cameron Block 498 and Breton Sound Block 55. This estimate is derived from cost estimates provided by the operators of the Royalty Properties and may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operator. These expenditures can be expected to reduce and could further delay resumption of distributions to Unit holders.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (Note 9). During the third quarter of 1996, the Working Interest Owner assigned its interest in East Cameron Block 336 to a co-owner, free and clear of the Royalty, subject to the conditions contained in the agreement. The Working Interest Owner paid $0.2 million for abandonment costs to the co-owner and the co-owner assumed all additional abandonment obligations under the lease. The completion of this assignment resulted in a reduction of estimated future abandonment costs totaling approximately $0.7 million, net to the Trust. As of December 31, 1996, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $11.8 million net to the Trust, of which $10.9 million has been withheld from distributions to Unit holders. Based on these amounts, future distributions to Unit holders will be reduced by approximately $0.06 per Unit over the remaining productive lives of the properties, subject to future revisions of such costs because of changes in general and specific cost levels, government regulations, operations and technology.

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

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million

Trust administrative expense reserve to pay such expenses (see Note
7 -- Establishment of an Expense Reserve), of which $2.0 million remained at December 31, 1996.

     The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. There were no cash receipts to the Trust in 1996. In light of the future development costs related to West Cameron Block 498 and Breton Sound Block 55 and the unknown timing and extent of production from these fields, the remaining abandonment costs to be withheld and the outstanding Class A cost carry-forward which existed at December 31, 1996, Gross Proceeds generated by the Royalty properties may be insufficient to generate Trust cash receipts over $3 million during 1997 or 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1996          1995          1994
                                                     ----------    ----------    ----------
Royalty proceeds...................................  $       --    $5,235,068    $2,551,586
Trust administrative expenses......................    (398,134)     (369,101)     (626,201)
Interest income....................................      80,727       119,510        52,198
Reserve for future Trust expenses..................     317,407      (323,396)   (1,977,583)
                                                     ----------    ----------    ----------
Distributable cash.................................  $       --    $4,662,081    $       --
                                                     ==========    ==========    ==========
Distributable cash per Unit........................  $       --    $  0.31130    $       --
                                                     ==========    ==========    ==========
Units outstanding..................................  14,975,390    14,975,390    14,975,390
                                                     ==========    ==========    ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1995
                                                              ------------   ------------
                           ASSETS
Cash........................................................  $  1,983,571   $  2,300,979
Net overriding royalty interest in oil and gas properties...   189,875,741    189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................   (25,431,543)   (25,431,543)
Less, accumulated amortization of net overriding royalty
  interest..................................................  (164,260,985)  (164,260,985)
                                                              ------------   ------------
Total assets................................................  $  2,166,784   $  2,484,192
                                                              ============   ============

                LIABILITIES AND TRUST CORPUS

Reserve for future Trust expenses...........................  $  1,983,571   $  2,300,979
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized, issued and outstanding).......................       183,213        183,213
                                                              ------------   ------------
Total liabilities and trust corpus..........................  $  2,166,784   $  2,484,192
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                       1996         1995           1994
                                                     --------    -----------    -----------
Trust corpus, beginning of year....................  $183,213    $   212,918    $   260,059
Royalty proceeds and interest earned, net of trust
  administrative expenses and reserve for future
  Trust expenses...................................        --      4,662,081             --
Distributions payable to Unit holders..............        --     (4,662,081)            --
Amortization of net overriding royalty interest....        --        (29,705)       (47,141)
                                                     --------    -----------    -----------
Trust corpus, end of year..........................  $183,213    $   183,213    $   212,918
                                                     ========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

1. THE TRUST

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created effective September 30, 1983. On that date, Freeport-McMoRan Inc. (FTX) transferred a net overriding royalty interest in certain offshore oil and gas properties to a Partnership (Partnership) equal to 90 percent of the Net Proceeds (as defined in the Conveyance referred to below) from FTX's working interests in such properties and conveyed a 99.9 percent general partnership interest in the Partnership to the Trust. See "The Royalty Properties and the Royalty -- Computation of the Royalty." Such net overriding royalty interest is referred to herein as the "Royalty." The Overriding Royalty Conveyance which created the Royalty is referred to herein as the "Conveyance." The Trust is passive, with Texas Commerce Bank National Association as Trustee. The Trustee has only such powers as are necessary for the collection and distribution of revenues attributable to the Royalty, the payment of Trust liabilities and the protection of Trust assets.

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

     There were no cash receipts to the Trust in 1996. In light of the future development costs related to West Cameron Block 498 and Breton Sound Block 55 and the unknown timing and extent of production from these fields, the remaining abandonment costs to be withheld and the outstanding Class A cost carry-forward which existed at December 31, 1996, Gross Proceeds generated by the Royalty properties may be insufficient to generate Trust cash receipts over $3 million during 1997 or 1998.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Trust's financial statements, which reflect the Trust's 99.9 percent interest in the Partnership as though the Partnership did not exist, are prepared on the cash basis of accounting for reporting revenues and expenses. Therefore, revenues and expenses are recognized only as cash is received or paid and the associated receivables, payables and accrued expenses are not reflected in the accompanying financial statements. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

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

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows (as set forth in Note
10). Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. Neither the initial carrying value nor the remaining unamortized balance at December 31, 1996 is necessarily indicative of the fair market value of the Royalty held by the Trust.

     Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

4. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital costs incurred during 1995 and 1996, a cumulative excess Class A cost carry-forward of $2,485,811 existed as of December 31, 1996. The cost carry-forward is subject to and includes interest due the Working Interest Owner at the prime rate, which totaled $207,662 net to the Trust for 1996. This excess Class A cost carry-forward must be recouped out of future Net Proceeds before distributions to the Unit holders can be resumed.

5. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Adjusted Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of December 31, 1996, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust through September 30, 1996 was approximately 1.6 billion cubic feet (bcf), net to the Trust. Adjusted Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

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

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

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

7. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which $1,983,571 remained as of December 31, 1996. Because of the cumulative excess Class A cost carry-forward, $317,407 was withdrawn from the expense reserve during 1996 to pay Trust administrative expenses. There will be tax consequences to the Unit holders for such reserve as described in Note 8 below.

     The funding for this reserve is deposited with Texas Commerce Bank and invested in Texas Commerce Bank collateralized certificates of deposit. The average interest rate earned on these funds was 3.7 percent for 1996, 3.7 percent for 1995 and 2.8 percent for 1994.

8. FEDERAL INCOME TAX MATTERS

     Unit holders will be required to report taxable income for Royalty income received by the Trust and deposited to the expense reserve even if no distributions were received by the Unit holders. The expense reserve established for Trust administrative expenses described in Note 7 above, however, gives rise to tax deductions as additional administrative expenses are incurred and paid with funds deposited in the reserve.

9. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties. During the third quarter of 1996, the Working Interest Owner assigned its interest in East Cameron Block 336 to a co-owner, free and clear of the Royalty, subject to the conditions contained in the agreement. The Working Interest Owner paid $0.2 million for abandonment costs to the co-owner and the co-owner assumed all additional abandonment obligations under the lease. The completion of this assignment resulted in a reduction of estimated future abandonment costs totaling approximately $0.7 million, net to the Trust. As of December 31, 1996, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $11.8 million net to the Trust, of which $10.9 million has been withheld from distributions to Unit holders. Estimated future abandonment costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations and technology. Any adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

10. SUPPLEMENTARY PROVED OIL AND GAS RESERVE INFORMATION (UNAUDITED)

     Pursuant to the Financial Accounting Standards Board's (FASB) disclosure standards for oil and gas producing activities, the Trust is required to include as supplementary information estimates of quantities of proved oil and gas reserves attributable to the Trust. Since the Royalty is a net profits

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST interest, the Partnership does not own and is not entitled to receive any specific volume of reserves. Reserves attributable to the Partnership have been estimated based on projections of reserves and future net cash flows attributable to the combined interests of the Working Interest Owner and the Partnership, and a formula based upon estimates of future net cash flows. As a result of estimating reserve volumes by using a formula based upon estimates of future net cash flows, such reserves are necessarily affected by changes in various economic factors including prices, costs and the level and timing of capital expenditures on the properties. Therefore, the reserve volume estimates set forth below are hypothetical and are not comparable to estimates of reserves attributable to a working interest.

     The reserve volume and cash flow amounts set forth below are for the interest in the Royalty attributable to the Trust, based on the Trust's 99.9 percent interest in the Partnership. Estimates of proved oil and gas reserves attributable to the Trust's interest are based on reports of Ryder Scott Company Petroleum Engineers (Ryder Scott). In preparing its estimates, Ryder Scott did not take into account (a) revenues received after November 30 attributable to production during the fourth quarter of the respective year, (b) as of December 31, 1996, 1995 and 1994, approximately 1.6 bcf, 1.7 bcf, and 2.0 bcf sold by other parties pursuant to certain gas balancing arrangements and (c) an excess Class A cost carry-forward of $2.5 million, $1.9 million and $0.5 million at December 31, 1996, 1995 and 1994, respectively. For purposes of the reserve volume and cash flow amounts set forth below, the Trustee adjusted the estimates of Ryder Scott to take into account the foregoing factors, based on calculations supplied by the Working Interest Owner. In accordance with the requirements of the FASB, the reserve disclosures below were calculated using year-end oil and gas prices being received and current operating and abandonment cost levels.

     As discussed in Note 9, based on escalated estimates of costs to abandon the Trust properties, approximately $0.9 million remains to be deducted from future distributions to cover abandonment costs. For purposes of the reserve volume and cash flow amount set forth below, Ryder Scott has not considered these future deductions based on escalated estimates, nor has the Trustee adjusted Ryder Scott's estimates, as the Trust is required to present the supplementary information assuming no escalation in costs.

     Proved Oil and Gas Reserves. The following table sets forth estimates of the interest attributable to the Trust in proved oil and gas reserves and changes in such estimates. Oil, including crude oil, condensate and natural gas liquids, is stated in thousands of barrels; gas is stated in millions of cubic feet.

                                                1996                  1995                  1994
                                         -------------------   -------------------   -------------------
                                           OIL        GAS        OIL        GAS        OIL        GAS
                                         --------   --------   --------   --------   --------   --------
Proved reserves, beginning of year.....    603        5,241       79        3,243       116       8,258
  Changes in prices and other revisions
     to previous estimates(1)..........    220        1,788      (24)         430        (3)     (4,464)
  Extensions and discoveries(2)........     47          360      616        2,950         3         160
  Production...........................    (66)        (899)     (68)      (1,382)      (37)       (711)
                                           ---       ------      ---       ------      ----     -------
Proved reserves, end of year...........    804        6,490      603        5,241        79       3,243
                                           ===       ======      ===       ======      ====     =======

------------

(1) Estimates of proved reserves are subject to possible change, either upward or downward, as additional information becomes available. Because the Royalty is a net profits interest and reserve quantities are estimated pursuant to a formula based in part on the estimated future net cash flows, factors other than changes in estimates of gross quantities of reserves (such as changes in prices and costs) can result in changes in estimates of reserve quantities attributable to the Trust. The positive revisions in 1996 primarily reflect the impact of higher oil and gas prices.

(2) Includes reserves related to West Cameron Block 215 and the Breton Sound Block 55 No. 4 well in 1996, West Cameron Block 498 in 1995 and the West Cameron Block 65 No. 7 well in 1994.

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

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS
RESERVES:

                                                                DECEMBER 31,
                                                 ------------------------------------------
                                                     1996           1995           1994
                                                 ------------   ------------   ------------
Future cash flows..............................  $44,031,000    $21,753,000    $ 8,693,000
Discount for estimated timing of cash flows (10
  percent discount rate).......................  (18,834,000)    (9,457,000)    (1,624,000)
                                                 -----------    -----------    -----------
Standardized measure of discounted future net
  cash flows from proved oil and gas
  reserves.....................................  $25,197,000    $12,296,000    $ 7,069,000
                                                 ===========    ===========    ===========

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES:

                                                          YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                     1996           1995           1994
                                                 ------------   ------------   ------------
Discounted future net cash flows,
  beginning of year............................  $12,296,000    $ 7,069,000    $ 26,143,000
  Royalty proceeds.............................           --     (5,235,000)     (2,552,000)
  Changes in prices and other revisions to
     previous estimates(1).....................    9,911,000        164,000     (19,594,000)
  Extensions and discoveries(2)................    1,760,000      9,591,000         458,000
  Accretion of discount........................    1,230,000        707,000       2,614,000
                                                 -----------    -----------    ------------
Discounted future net cash flows, end of
  year.........................................  $25,197,000    $12,296,000    $  7,069,000
                                                 ===========    ===========    ============

------------

(1) 1995 includes $4.3 million related to the special payment (Note 6) and 1994 includes the effect of unsuccessful attempts to complete the West Delta Block 34 No. 10 well.

(2) Includes increased reserves at West Cameron Block 215 and the addition of the Breton Sound Block 55 No. 4 well in 1996, the discounted future net cash flow related to West Cameron Block 498 in 1995 and the West Cameron Block 65 No. 7 well in 1994.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Commerce Bank National Association (Trustee) and the Unit Holders of Freeport-McMoRan
  Oil and Gas Royalty Trust:

     We have audited the statements of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1996 and 1995, and the related statements of royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trustee and the General Partner of the Royalty Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1996 and 1995, and the royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 1996, on the cash basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
March 7, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There are no directors or executive officers of the Registrant, and to the Trustee's knowledge no person beneficially owns more than 5 percent of the outstanding Units. The Trustee is a corporate trustee which may be removed by the majority vote of the of the Unit holders .

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Texas Commerce Bank National Association, which also acts as Trustee of the Trust, and its parent, Chase Manhattan Corporation, have banking relationships with the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)1. FINANCIAL STATEMENTS

     Reference is made to Item 8 of this Form 10-K.

     (a)2.  SCHEDULES

     Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

     (a)3. EXHIBITS

  EXHIBIT
    NO.
  -------
    4.1*      --  Overriding Royalty Conveyance from McMoRan-Freeport Oil
                  Company to McMoRan Oil & Gas Co. (attached as Annex I to
                  Exhibit 4.4).
    4.2*      --  Royalty Trust Indenture for Freeport-McMoRan Oil and Gas
                  Royalty Trust between Freeport-McMoRan Inc. ("FTX") and
                  First City National Bank of Houston, as Trustee.
    4.3*      --  First Amended and Restated Articles of General
                  Partnership of Freeport-McMoRan Oil and Gas Royalty
                  Partnership between McMoRan Offshore Management Co. and
                  First City National Bank of Houston, as Trustee.
    4.4*      --  Act of Assignment and Assumption and Mortgage from
                  McMoRan Oil & Gas Co. to FTX.
    4.5*      --  Act of Assignment and Assumption and Mortgage from FTX to Freeport-McMoRan Oil and Gas Royalty Partnership (for
                  omitted attachments see Exhibit 4.4).
     27       --  Financial Data Schedule.

------------

* Incorporated by reference to Exhibits of like designation to the registrant's Annual Report on Form 10-K for the period ended December 31, 1983.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the registrant during the fourth quarter of 1996.

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

                                          FREEPORT-McMoRan OIL AND GAS
                                            ROYALTY TRUST

                                          By: TEXAS COMMERCE BANK
                                                NATIONAL ASSOCIATION, Trustee

                                          By:         /s/ PETE FOSTER
                                            ------------------------------------
                                                        Pete Foster
                                              Senior Vice President and Trust
                                                           Officer

March 27, 1997

     The Registrant, Freeport-McMoRan Oil and Gas Royalty Trust, has no principal executive officer, principal financial officer, principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are required.

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.
  -------
    4.1*      --  Overriding Royalty Conveyance from McMoRan-Freeport Oil
                  Company to McMoRan Oil & Gas Co. (attached as Annex I to
                  Exhibit 4.4).

    4.2*      --  Royalty Trust Indenture for Freeport-McMoRan Oil and Gas
                  Royalty Trust between Freeport-McMoRan Inc. ("FTX") and
                  First City National Bank of Houston, as Trustee.

    4.3*      --  First Amended and Restated Articles of General
                  Partnership of Freeport-McMoRan Oil and Gas Royalty
                  Partnership between McMoRan Offshore Management Co. and
                  First City National Bank of Houston, as Trustee.

    4.4*      --  Act of Assignment and Assumption and Mortgage from
                  McMoRan Oil & Gas Co. to FTX.

    4.5*      --  Act of Assignment and Assumption and Mortgage from FTX to Freeport-McMoRan Oil and Gas Royalty Partnership (for
                  omitted attachments see Exhibit 4.4).

     27       --  Financial Data Schedule.

------------

* Incorporated by reference to Exhibits of like designation to the registrant's Annual Report on Form 10-K for the period ended December 31, 1983.