Form 10-Q
period 1997-03-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1997-05-08
CIK 727094

================================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

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

Yes   X  No  ______
================================================================================

                   FREEPORT-McMoRan OIL AND GAS ROYALTY TRUST

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Part I.  Financial Information

  Item 1.  Financial Statements:
     Statements of Royalty Proceeds and Distributable
      Cash..................................................    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Report of Independent Public Accountants...............    7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    8

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K.................    12

Signature...................................................    13

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-McMoRan OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Royalty proceeds............................................  $        --    $        --
Trust administrative expenses...............................      (87,615)       (62,666)
Interest income.............................................       18,811         19,336
Reserve for future Trust expenses...........................       68,804         43,330
                                                              -----------    -----------
Distributable cash..........................................  $        --    $        --
                                                              ===========    ===========
Distributable cash per Unit.................................  $        --    $        --
                                                              ===========    ===========
Units outstanding...........................................   14,975,390     14,975,390
                                                              ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                MARCH 31,      DECEMBER 31,
                                                                  1997             1996
                           ASSETS                             -------------    -------------
                                                               (UNAUDITED)
Cash and short-term investments.............................  $   1,914,767    $   1,983,571
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................    (25,431,543)     (25,431,543)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)    (164,260,985)
                                                              -------------    -------------
          Total assets......................................  $   2,097,980    $   2,166,784
                                                              =============    =============
                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................  $   1,914,767    $   1,983,571
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding)...................................        183,213          183,213
                                                              -------------    -------------
          Total liabilities and trust corpus................  $   2,097,980    $   2,166,784
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1997         1996
                                                              --------    -----------
Trust corpus, beginning of year.............................  $183,213    $   183,213
Royalty proceeds and interest income, net of trust
  administrative expenses and reserve for future Trust
  expenses..................................................        --             --
Distributions payable to Unit holders.......................        --             --
Amortization of net overriding royalty interest.............        --             --
                                                              --------    -----------
Trust corpus, end of period.................................  $183,213    $   183,213
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

     There were no cash receipts to the Trust in 1996. In light of the future development costs related to West Cameron Block 498 and Breton Sound Block 55 and the unknown timing and extent of production from these fields, the remaining abandonment costs to be withheld and the outstanding Class A cost carry-forward which existed at March 31, 1997, Gross Proceeds generated by the Royalty properties may be insufficient to generate Trust cash receipts over $3 million during 1997 or 1998.

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

                                      --4--

3. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital costs incurred during the past two years, a cumulative excess Class A cost carry-forward of $3,750,465 existed as of March 31, 1997. This carry-forward is subject to and includes interest due the Working Interest Owner at the prime rate, which totaled $58,473 net to the Trust during the three month period of 1997. This excess Class A cost carry-forward must be recouped out of future Net Proceeds before distributions to the Unit holders can be resumed.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of March 31, 1997, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust through December 31, 1996 was approximately 1.7 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

5. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million, of which $1,914,767 remained as of March 31, 1997. Because of the cumulative excess Class A cost carry-forward (Note 3), $68,804 was withdrawn from the expense reserve to pay Trust administrative expenses during the first three months of 1997. There will be income tax consequences to the Unit holders for such reserve as described in
Note 6 below.

     The funding for this reserve is deposited with Texas Commerce Bank and invested in Texas Commerce Bank collateralized certificates of deposit. The average interest rate earned on these funds for the first quarter of 1997 was
3.9 percent.

6. FEDERAL INCOME TAX MATTERS

     Unit holders are required to report taxable income for the Royalty income received by the Trust and deposited to the expense reserve even if no distributions were received by the Unit holders. The expense

                                      --5--
reserve established for Trust administrative expenses described in Note 5 above will give rise to future income tax deductions as additional administrative expenses are incurred and paid with funds deposited in the reserve.

7. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties. As of March 31, 1997, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $11.6 million net to the Trust, of which $10.6 million has been withheld from distributions to Unit holders. Estimated future abandonment costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations and technology. Any adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

                             ---------------------

     THE INFORMATION FURNISHED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FREEPORT-McMoRan OIL AND GAS ROYALTY TRUST FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH ARE CONTAINED IN ITS ANNUAL REPORT ON FORM 10-K FOR 1996.

                                      --6--

                   FREEPORT-McMoRan OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Commerce Bank National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of March 31, 1997, the related statements of royalty proceeds and distributable cash and changes in trust corpus for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Working Interest Owner.

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

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1996 and, in our report dated March 7, 1997, we expressed an unqualified opinion on that statement.

                                          ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
April 30, 1997

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

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders during the first three months of 1997 or 1996, primarily because of significant capital expenditures. During the first quarter of 1997, Total Costs exceeded Gross Proceeds by approximately $1.4 million, because of the capital costs incurred to develop Breton Sound Block 55 and West Cameron Block 498. As a result, the Class A cost carry-forward increased to $3.8 million net to the Trust as of March 31, 1997 (Note 3). Because of the Class A cost carry-forward, the Trust administrative expenses were paid from the expense reserve during 1997. The calculation of distributable cash for each period follows:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Gross Proceeds(1)...........................................  $   815,212    $   841,594
Total Costs(2)..............................................   (2,221,790)    (2,171,862)
Excess Class A cost carry-forward, net(3)...................    1,406,578      1,330,268
                                                              -----------    -----------
Net Proceeds................................................           --             --
Percentage attributable to Royalty..........................         90.0%          90.0%
                                                              -----------    -----------
Amounts payable attributable to Royalty.....................           --             --
Percentage attributable to the Trust........................         99.9%          99.9%
                                                              -----------    -----------
Royalty Proceeds............................................           --             --
Trust administrative expenses...............................      (87,615)       (62,666)
                                                              -----------    -----------
                                                                  (87,615)       (62,666)
Interest income.............................................       18,811         19,336
Reserve for future Trust expenses(4)........................       68,804         43,330
                                                              -----------    -----------
Distributable cash..........................................  $        --    $        --
                                                              ===========    ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three month period ended in February of such year.

(2) Represents amounts accrued by the Working Interest Owner during the three month period ended in February of such year. Includes accrued interest of $58,473 in 1997 and $37,096 in 1996.

(3) Represents Class A costs incurred in the applicable period that remained outstanding as of the end of such period.

(4) Represents withdrawals from the Trust administrative expense reserve during the respective periods.

                                      --8--

     Gross Proceeds, which includes gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                                  FIRST QUARTER
                                                              ---------------------
                                                                1997         1996
                                                              --------     --------
Natural Gas
  Revenues (in millions)....................................   $  0.4       $  0.6
  Sales volumes (in million cubic feet).....................      137          291
  Average realization (per thousand cubic feet).............   $ 2.82       $ 2.06
Oil
  Revenues (in millions)....................................   $  0.4       $  0.2
  Sales volumes (in thousands of barrels)...................     18.2         15.1
  Average realization (per barrel)..........................   $23.50       $16.02

     Gas volumes for the 1997 period decreased from 1996 levels because of the depletion of the High Island 552 field during late 1996 and normal production declines. Oil volumes for the 1997 period benefited from the successful recompletion at West Cameron Block 215 during 1996 which increased oil production. Revenues for the 1997 period benefited from an increase in average realizations reflecting the rise in natural gas and oil market prices during those periods.

     Costs consist of the following (in millions):

                                                                  FIRST QUARTER
                                                              ---------------------
                                                                1997         1996
                                                              --------     --------
Lease operating expenses....................................   $(0.1)        $0.8
Exploration and development costs...........................     2.2          1.1
Abandonment costs withheld and other........................     0.1          0.3
                                                               -----         ----
                                                               $ 2.2         $2.2
                                                               =====         ====

     Lease operating expenses for the first quarter of 1997 benefited from a downward adjustment to the insurance accrual of approximately $0.4 million. In addition, there were several properties from 1996 which are no longer producing, resulting in lower lease operating expenses in the 1997 period. First-quarter 1997 exploration and development costs relate to development at West Cameron Block 498 and Breton Sound Block 55. First-quarter 1996 costs consisted primarily of exploration and development costs at Vermilion Block 58 and West Cameron Block 498. Abandonment costs are accrued each period based on the estimate of costs required to abandon the Trust's properties.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. As a result of the cumulative excess Class A cost carry-forward of $3.8 million net to the Trust at March 31, 1997, the additional development activities scheduled at West Cameron Block 498 and Breton Sound Block 55 and the potential for exploratory drilling on other Royalty Properties, the amount and timing of any future distributions to Unit holders is

                                      --9--
presently indeterminable. The cost carry-forward, with interest at the prime rate, must be recouped from future Net Proceeds before any distributions may be made to Unit holders.

     Drilling operations were completed on an exploratory well on Breton Sound Block 55 during the second quarter of 1996. The well has been flow-tested at
10.3 million cubic feet of natural gas and 380 barrels of condensate per day and is currently being completed in the 14,450 foot zone. This zone is credited with 15 feet of net gas and condensate pay and production is expected to commence late in the second quarter of 1997. Production performance will determine if an offset well will be drilled. There is an additional productive zone with an estimated 39 feet of net gas pay in the well which is behind pipe but was not flow-tested. The Working Interest Owner owns an 18.75% working interest in Breton Sound Block 55 and a 9.375% working interest and a 6.25% revenue interest in this well pursuant to a co-development agreement with the owner of the adjacent block. Costs and ownership of production will be retroactively adjusted based upon the location of the reserves discovered following development of the area.

     Exploratory drilling on West Cameron Block 498 began in June 1994 and resulted in four successful wells to date which have been saved for future development. Construction of the platforms and production facilities began in January 1997 and drilling on the first development well is scheduled to commence during the second quarter of 1997. Production is expected to commence during the fourth quarter of 1997. The Working Interest Owner owns a 23.08% working interest in the block.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     Total exploration and development costs for the remainder of 1997 are presently estimated by the Working Interest Owner to be approximately $14.0 million net to the Trust, primarily for the development of West Cameron Block
498. This estimate is derived from cost estimates provided by the operators of the Royalty Properties and may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operator. These expenditures can be expected to reduce and could further delay resumption of distributions to Unit holders.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (Note 7). As of March 31, 1997, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $11.6 million net to the Trust, of which $10.6 million has been withheld from distributions to Unit holders. Based on these amounts, future distributions to Unit holders would be reduced by approximately $.07 per Unit over the remaining productive lives of the properties, subject to future revisions of such costs because of changes in general and specific cost levels, government regulations, operations and technology.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 5), of which $1.9 million remained at March 31, 1997.

                                     --10--

     The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. There were no cash receipts to the Trust in 1996. In light of the future development costs related to West Cameron Block 498 and Breton Sound Block 55 and the unknown timing and extent of production from these fields, the remaining abandonment costs to be withheld and the outstanding Class A cost carry-forward which existed at March 31, 1997, Gross Proceeds generated by the Royalty properties may be insufficient to generate Trust cash receipts over $3 million during 1997 or 1998.

                                     --11--

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the registrant during the first quarter of 1997.

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

                                                         FREEPORT-McMoRan OIL AND GAS
                                                         ROYALTY TRUST

                                                         By: Texas Commerce Bank National Association,
                                                               Trustee

                                                                    By:           /s/  PETE
                                                                            FOSTER
                                                         --------------------------------------------
                                                                          PETE FOSTER
                                                            SENIOR VICE PRESIDENT AND TRUST OFFICER

Date: May 6, 1997

                                     --13--

                                EXHIBIT INDEX


            27 -- Financial Data Schedule