Form 10-Q
period 1997-06-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1997-08-13
CIK 727094

================================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

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

Yes  X   No  ______
    ___

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

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                            -------------------------   --------------------------
                                               1997          1996          1997           1996
                                            -----------   -----------   -----------    -----------
Royalty proceeds..........................  $        --   $        --   $        --    $        --
Trust administrative expenses.............      (84,722)     (168,876)     (172,337)      (231,542)
Interest income...........................       19,416        21,040        38,227         40,376
Reserve for future Trust expenses.........       65,306       147,836       134,110        191,166
                                            -----------   -----------   -----------    -----------
Distributable cash........................  $        --   $        --   $        --    $        --
                                            ===========   ===========   ===========    ===========
Distributable cash per Unit...............  $        --   $        --   $        --    $        --
                                            ===========   ===========   ===========    ===========
Units outstanding.........................   14,975,390    14,975,390    14,975,390     14,975,390
                                            ===========   ===========   ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                JUNE 30,       DECEMBER 31,
                                                                  1997             1996
                           ASSETS                             -------------    -------------
                                                               (UNAUDITED)
Cash and short-term investments.............................  $   1,849,461    $   1,983,571
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................    (25,431,543)     (25,431,543)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)    (164,260,985)
                                                              -------------    -------------
          Total assets......................................  $   2,032,674    $   2,166,784
                                                              =============    =============
                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................  $   1,849,461    $   1,983,571
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding)...................................        183,213          183,213
                                                              -------------    -------------
          Total liabilities and trust corpus................  $   2,032,674    $   2,166,784
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
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

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996. Accordingly, the Trust would have to receive cash of at least $3 million during 1997 or 1998 to avoid termination, as described above. Significant development costs, primarily at West Cameron Block 498, have resulted in no cash receipts during the first six months of 1997 and have increased the Class A cost carry-forward at June 30, 1997 to $7.3 million. In light of the existing Class A cost carry-forward, which must be recouped by the Working Interest Owner before any distributions may be made to the Trust, and the additional capital costs projected at West Cameron Block 498 and the timing of production therefrom, no cash receipts by the Trust are anticipated during the remainder of 1997.

     Therefore, the Trust will be terminated unless the Trust has cash receipts of at least $3 million during 1998. It is not possible at this time to predict the Trust's cash receipts during 1998. Whether, and to what extent, the Trust will have cash receipts during 1998 will depend primarily on the timing and the rate of production from West Cameron Block 498, the prices of oil and natural gas, the amount of future exploration and development costs and other factors.

                                      --4--

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

     On July 28, 1997, FTX and IMC Global, Inc. (IGL) announced their agreement to merge through an exchange of common shares, with IGL as the surviving entity. The proposed merger is subject to negotiation of a definitive agreement and appropriate approvals. The definitive merger agreement is expected to be completed within approximately 30 days, with completion of the merger transaction by the end of 1997.

3. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital costs incurred during the past two years, a cumulative excess Class A cost carry-forward of $7,299,136 existed as of June 30, 1997. This carry-forward is subject to and includes interest due the Working Interest Owner at the prime rate, which totaled $169,346 net to the Trust during the six month period of 1997. This excess Class A cost carry-forward must be recouped out of future Net Proceeds before distributions to the Unit holders can be resumed.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of June 30, 1997, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust through March 31, 1997 was approximately 1.7 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain.

5. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture,

                                      --5--
established an expense reserve of $2.4 million, of which $1,849,461 remained as of June 30, 1997. Because of the cumulative excess Class A cost carry-forward (Note 3), $134,110 was withdrawn from the expense reserve to pay Trust administrative expenses during the first six months of 1997. There will be income tax consequences to the Unit holders for such reserve as described in
Note 6 below.

     The funding for this reserve is deposited with Texas Commerce Bank and invested in Texas Commerce Bank collateralized certificates of deposit. The average interest rate earned on these funds for the second quarter of 1997 was
4.15 percent.

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

7. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties. As of June 30, 1997, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $11.4 million net to the Trust, of which $10.5 million has been withheld from distributions to Unit holders. Estimated future abandonment costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations and technology. Any adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

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

                                      --6--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Commerce Bank National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of June 30, 1997, and the related statements of royalty proceeds and distributable cash for the three-month and six-month periods ended June 30, 1997 and 1996 and the statements of changes in trust corpus for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Working Interest Owner.

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

                                          ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
August 1, 1997

                                      --7--

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained herein regarding operations and exploration and development activities on the properties burdened by the Royalty has been furnished by the Working Interest Owner who obtained this information from the relevant operators. For convenience, references are made to the Notes to Financial Statements.

     The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although it is believed that these forward-looking statements are based on reasonable assumptions, important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the timing and extent of changes in commodity prices for oil and gas, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about the Trust's reserves, government regulations and other matters beyond the control of the Trustee and the Working Interest Owner.

OPERATIONAL ACTIVITIES

     At the West Cameron Block 498 field, four exploratory wells were drilled in 1994 and 1995, which discovered oil and natural gas reserves. Construction of two platforms and production facilities began in January 1997. The first platform was installed in the first quarter of 1997 from which the first development well was drilled in the second quarter but did not encounter its objectives and was temporarily abandoned. Following the first well, the second and third development wells were successfully drilled and completion operations commenced during August 1997. Installation of the second platform and production facilities is scheduled for the end of the third quarter of 1997, with first production expected in late October 1997. The operator currently plans to drill additional development wells and is considering further exploration on this block. The Working Interest Owner has a 23.1% working interest and 19.2% net revenue interest in the field.

     Drilling operations were completed on an exploratory well on Breton Sound Block 55 during the second quarter of 1996. This well initiated production in July 1997. The well has recently tested at a rate of 5 million cubic feet of natural gas and 132 barrels of condensate per day on 30/64th inch choke and 9,234 pounds per square inch. Production performance will determine if an offset well will be drilled. There is an additional productive zone with an estimated 39 feet of net gas pay in the well which is behind pipe and has not been flow-tested. The Working Interest Owner owns an 18.75% working interest in Breton Sound Block 55 and a 9.375% working interest and a 6.25% revenue interest in this well pursuant to a co-development agreement with the owner of the adjacent block.

     At the West Cameron Block 65 field, the Working Interest Owner is negotiating an agreement to assign its interests and abandonment obligations to the operator. The assignment is expected to occur during the third quarter of 1997 and would result in a reduction of estimated future abandonment costs of approximately $0.1 million, net to the Trust. The Working Interest Owner has a 4.2% working interest and a 3.5% net revenue interest in the field.

     At the West Cameron Block 215 field, the operator is currently reviewing development and exploration activities which may result in future capital expenditures. The Working Interest Owner has a 31.3% working interest and a 26.1% net revenue interest in the field.

                                      --8--

     At the West Delta Block 34 field, the last producing well was shut in during July 1997. The operator is evaluating remedial work to determine whether production can be re-established. The Working Interest Owner has a 30.0% working interest and a 25.0% net revenue interest in the field.

CAPITAL RESOURCES AND LIQUIDITY

     The Trustee may sell or dispose of the Trust's interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty only as authorized by a vote of Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders.

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996. Accordingly, the Trust would have to receive cash of at least $3 million during 1997 or 1998 to avoid termination, as described above. Significant development costs, primarily at West Cameron Block 498, have resulted in no cash receipts during the first six months of 1997 and have increased the Class A cost carry-forward at June 30, 1997 to $7.3 million. In light of the existing Class A cost carry-forward, which must be recouped by the Working Interest Owner before any distributions may be made to the Trust, and the additional capital costs projected at West Cameron Block 498 and the timing of production therefrom, no cash receipts by the Trust are anticipated during the remainder of 1997.

     Therefore, the Trust will be terminated unless the Trust has cash receipts of at least $3 million during 1998. It is not possible at this time to predict the Trust's cash receipts during 1998. Whether, and to what extent, the Trust will have cash receipts during 1998 will depend primarily on the timing and the rate of production from West Cameron Block 498, the prices of oil and natural gas, the amount of future exploration and development costs and other factors.

     Total exploration and development costs for the remainder of 1997 are presently estimated by the Working Interest Owner to be approximately $6.2 million net to the Trust, primarily for the development of West Cameron Block 498, based on cost estimates provided by the operators of the Royalty Properties. Those estimates may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operators. Additional exploration may be proposed by the operators of certain Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (Note 7). As of June 30, 1997, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $11.4 million net to the Trust, of which $10.5 million has been withheld from distributions to Unit holders. Based on these amounts, future distributions to Unit holders would be reduced by approximately $0.06 per Unit over the remaining productive lives of the properties, subject to future revisions of such costs because of changes in general and specific cost levels, government regulations, operations and technology.

                                      --9--

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 5), of which $1.8 million remained at June 30, 1997.

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders during the first six months of 1997 or 1996, primarily because of significant capital expenditures. During the second quarter of 1997, Total Costs exceeded Gross Proceeds by approximately $3.9 million, because of the capital costs incurred to develop Breton Sound Block 55 and West Cameron Block 498. As a result, the Class A cost carry-forward increased to $7.3 million net to the Trust as of June 30, 1997 (Note 3). Because of the Class A cost carry-forward, the Trust administrative expenses were paid from the expense reserve during 1997. The calculation of distributable cash for each period follows:

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                         -------------------------    --------------------------
                                            1997           1996          1997           1996
                                         -----------    ----------    -----------    -----------
Gross Proceeds(1)......................  $   799,415    $1,090,451    $ 1,614,627    $ 1,932,045
Total Costs(2).........................   (4,746,328)     (904,219)    (6,968,118)    (3,076,081)
Excess Class A cost (recovery) carry-
  forward, net(3)......................    3,946,913      (186,232)     5,353,491      1,144,036
                                         -----------    ----------    -----------    -----------
Net Proceeds...........................           --            --             --             --
Percentage attributable to Royalty.....         90.0%         90.0%          90.0%          90.0%
                                         -----------    ----------    -----------    -----------
Amounts payable attributable to
  Royalty..............................           --            --             --             --
Percentage attributable to the Trust...         99.9%         99.9%          99.9%          99.9%
                                         -----------    ----------    -----------    -----------
Royalty Proceeds.......................           --            --             --             --
Trust administrative expenses..........      (84,722)     (168,876)      (172,337)      (231,542)
                                         -----------    ----------    -----------    -----------
                                             (84,722)     (168,876)      (172,337)      (231,542)
Interest income........................       19,416        21,040         38,227         40,376
Reserve for future Trust expenses(4)...       65,306       147,836        134,110        191,166
                                         -----------    ----------    -----------    -----------
Distributable cash.....................  $        --    $       --    $        --    $        --
                                         ===========    ==========    ===========    ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three and six month periods ended in May of such year.

(2) Represents amounts accrued by the Working Interest Owner during the three and six month periods ended in May of such year. Includes accrued interest of $110,873 and $169,346 for the three and six month periods of 1997, respectively.

(3) Recoveries represent Class A costs incurred in prior periods and recovered in current period; carry-forwards represent Class A costs incurred in the applicable periods that remained outstanding as of the end of such periods.

(4) Represents withdrawals from the Trust administrative expense reserve during the respective periods.

                                     --10--

     Gross Proceeds, which includes gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                  SECOND QUARTER              SIX MONTHS
                                               ---------------------     ---------------------
                                                 1997         1996         1997         1996
                                               --------     --------     --------     --------
Natural Gas
  Revenues (in millions).....................   $  0.4       $  0.7       $  0.8       $  1.3
  Sales volumes (in million cubic feet)......      161          246          298          537
  Average realization (per thousand cubic
     feet)...................................   $ 2.82       $ 2.91       $ 2.82       $ 2.45
Oil
  Revenues (in millions).....................   $  0.4       $  0.4       $  0.8       $  0.6
  Sales volumes (in thousands of barrels)....     16.3         20.4         34.5         35.4
  Average realization (per barrel)...........   $21.20       $18.36       $22.41       $17.36

     Gas volumes for the 1997 periods decreased from 1996 levels because of the substantial depletion of East Cameron Block 336 in mid-1996 and normal production declines on the remaining producing properties. Oil volumes for the 1997 periods decreased because of normal production declines. Revenues for the six-month period of 1997 benefited from an increase in average realizations reflecting the rise in natural gas and oil market prices during that period.

     Costs consist of the following (in millions):

                                                  SECOND QUARTER              SIX MONTHS
                                               ---------------------     ---------------------
                                                 1997         1996         1997         1996
                                               --------     --------     --------     --------
Lease operating expenses.....................   $  0.4       $  0.6       $  0.3       $  1.4
Exploration and development costs............      4.2          0.2          6.4          1.3
Abandonment costs withheld and other.........      0.1          0.1          0.2          0.4
                                                ------       ------       ------       ------
                                                $  4.7       $  0.9       $  6.9       $  3.1
                                                ======       ======       ======       ======

     Lower lease operating expenses for the second-quarter and six-month periods of 1997 resulted from several properties ceasing production and a downward revision of accrued insurance costs. Second-quarter and six-month 1997 exploration and development costs relate to development at West Cameron Block 498 and Breton Sound Block 55. Exploration and development costs for the 1996 periods consisted primarily of exploration and development costs at Vermilion Block 58 and West Cameron Block 498. Abandonment costs are accrued each period based on the estimate of costs required to abandon the Trust's properties.

                                     --11--

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the registrant during the second quarter of 1997.

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

                                  FREEPORT-McMoRan OIL AND GAS
                                  ROYALTY TRUST

                                  By: Texas Commerce Bank National Association,
                                        Trustee

                                  By:         /s/  PETE FOSTER
                                  --------------------------------------------
                                                   PETE FOSTER
                                     SENIOR VICE PRESIDENT AND TRUST OFFICER

Date: August 13, 1997

                                     --13--

                                EXHIBIT INDEX


            27 -- Financial Data Schedule