Form 10-Q
period 1997-09-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1997-11-13
CIK 727094

================================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

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

       Registrant's telephone number, including area code: (713) 216-5712

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Part I.  Financial Information

  Item 1.  Financial Statements:
     Statements of Royalty Proceeds and Distributable
      Cash..................................................    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Report of Independent Public Accountants...............    7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    8

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K.................    13

Signature...................................................    14

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   --------------------------
                                               1997          1996          1997           1996
                                            -----------   -----------   -----------    -----------
Royalty proceeds..........................  $        --   $        --   $        --    $        --
Trust administrative expenses.............     (135,042)      (88,440)     (307,378)      (319,982)
Interest income...........................       20,597        20,698        58,824         61,074
Reserve for future Trust expenses.........      114,445        67,742       248,554        258,908
                                            -----------   -----------   -----------    -----------
Distributable cash........................  $        --   $        --   $        --    $        --
                                            ===========   ===========   ===========    ===========
Distributable cash per Unit...............  $        --   $        --   $        --    $        --
                                            ===========   ===========   ===========    ===========
Units outstanding.........................   14,975,390    14,975,390    14,975,390     14,975,390
                                            ===========   ===========   ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                           ASSETS                             -------------    -------------
                                                               (UNAUDITED)
Cash and short-term investments.............................  $   1,735,017    $   1,983,571
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................    (25,431,543)     (25,431,543)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)    (164,260,985)
                                                              -------------    -------------
          Total assets......................................  $   1,918,230    $   2,166,784
                                                              =============    =============
                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................  $   1,735,017    $   1,983,571
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized, issued and outstanding).......................        183,213          183,213
                                                              -------------    -------------
          Total liabilities and trust corpus................  $   1,918,230    $   2,166,784
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
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

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996. Significant development costs, primarily at West Cameron Block 498, have resulted in no cash receipts during the first nine months of 1997 and have increased the Class A cost carry-forward at September 30, 1997 to $11.2 million. In light of the existing Class A cost carry-forward, which must be recouped by the Working Interest Owner before any distributions may be made to the Trust, the additional capital costs projected at West Cameron Block 498 and West Cameron Block 215 and the timing of production from West Cameron Block 498, no cash receipts by the Trust are anticipated during the remainder of 1997. Therefore, unless the Trust has cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described above. The actual level of Trust cash receipts, if any, during 1998 will depend primarily on the timing and the rate of production from West Cameron Block 498, the amount and results of future exploration and development costs on West Cameron Blocks 498 and 215, oil and gas prices and other factors. It is presently uncertain whether there will be cash receipts to the Trust totaling $3 million or more in 1998, absent which, as described above, the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty. Based on current circumstances, there is a reasonable possibility that cash receipts to the Trust will not total $3 million or more in 1998.

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

     On August 27, 1997 FTX and IMC Global Inc. (IGL) announced an Agreement and Plan of Merger dated August 26, 1997, in which FTX and IGL agree to merge, with IGL as the surviving entity. The proposed combination, which is subject to several conditions including approval by the stockholders of both companies, will result in the acquisition of control by IGL of FTX. FTX and IGL have stated that the merger transaction is expected to be completed by the end of 1997. As a result of the merger, IGL will assume the duties and responsibilities of the Working Interest Owner formerly held by FTX.

3. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital costs incurred during the past two years, a cumulative excess Class A cost carry-forward of $11,187,948 existed as of September 30, 1997. This carry-forward is subject to and includes interest due the Working Interest Owner at the prime rate, which totaled $371,692 net to the Trust during the nine month period of 1997. This excess Class A cost carry-forward must be recouped out of future Net Proceeds before distributions to the Unit holders can be resumed. See Note 1.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of September 30, 1997, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 1.4 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain.

                                      --5--

5. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million, of which $1,735,017 remained as of September 30, 1997. Because of the cumulative excess Class A cost carry-forward (Note 3), $248,554 was withdrawn from the expense reserve to pay Trust administrative expenses during the first nine months of 1997. There will be income tax consequences to the Unit holders for such reserve as described in
Note 6 below.

     The funding for this reserve is deposited with Texas Commerce Bank and invested in Texas Commerce Bank collateralized certificates of deposit. The average interest rate earned on these funds for the third quarter of 1997 was
4.49 percent.

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

7. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties. As of September 30, 1997, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $11.4 million net to the Trust, of which $10.5 million has been withheld from distributions to Unit holders. Estimated future abandonment costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations and technology. Any adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future Class A costs accordingly.

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

                                      --6--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Texas Commerce Bank National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of September 30, 1997, and the related statements of royalty proceeds and distributable cash for the three-month and nine-month periods ended September 30, 1997 and 1996 and the statements of changes in trust corpus for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Working Interest Owner.

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

New Orleans, Louisiana,
October 28, 1997

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

OPERATIONAL ACTIVITIES

     At the West Cameron Block 498 field, four exploratory wells were drilled in 1994 and 1995, which discovered oil and natural gas reserves. Construction of two platforms and production facilities began in January 1997. The first platform was installed in the first quarter of 1997 from which the first development well was drilled in the second quarter but did not encounter its objectives and was temporarily abandoned. Following the first well, the second and third development wells were successfully drilled and completed. The operator at the West Cameron Block 498 field is completing five of these wells and expects to have the field on production by late November 1997. Subsequently, the operator plans to incur additional costs in resuming development drilling with the possibility of reentering two previously drilled wells that were not completed. In addition, the operator is considering further exploration on this block. The field is located in 150 feet of water offshore Louisiana. The Working Interest Owner has a 23.1% working interest and a 19.2% net revenue interest.

     At the West Cameron 215 field the Working Interest Owner recently elected to participate in the West Cameron 215 #8 exploratory well proposed by that field's operator, with an estimated capital cost of $1.8 million net to the Trust. In October the well began drilling to a proposed total measured depth of 11,550 feet at a remote location from the existing producing platform. The operator is currently considering drilling the #9 exploratory well at a different remote location. If successful, the wells would be produced from new tripod platforms with production sent to the existing production platform. The Working Interest Owner has a 31.3% working interest and a 26.1% net revenue interest in the field.

     Drilling operations were completed on an exploratory well on Breton Sound Block 55 during the second quarter of 1996. This well initiated production in July 1997 and produced at an average rate of 2.1 MMcf of gas and 70 barrels of condensate per day during the 1997 third quarter, although operational problems hampered the consistency of production rates. Production performance will determine if an offset well will be drilled. There is an additional productive zone with an estimated 39 feet of net gas pay in the well which is behind pipe and has not been flow-tested. The Working Interest Owner owns an 18.75% working interest in Breton Sound Block 55 and a 9.375% working interest and a 6.25% revenue interest in this well pursuant to a co-development agreement with the owner of the adjacent block.

                                      --8--

     During the third quarter of 1997, at the West Cameron Block 65 field, the Working Interest Owner negotiated an agreement to assign its interests and abandonment obligations to the operator. The assignment resulted in a reduction of estimated future abandonment costs of approximately $0.1 million, net to the Trust.

     At the West Delta Block 34 field, the last producing well was shut in during July 1997. The operator performed remedial work and re-established production in the third quarter. The Working Interest Owner has a 30.0% working interest and a 25.0% net revenue interest in the field.

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

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996. Significant development costs, primarily at West Cameron Block 498, have resulted in no cash receipts during the first nine months of 1997 and have increased the Class A cost carry-forward at September 30, 1997 to $11.2 million. In light of the existing Class A cost carry-forward, which must be recouped by the Working Interest Owner before any distributions may be made to the Trust, the additional capital costs projected at West Cameron Block 498 and West Cameron Block 215 and the timing of production from West Cameron Block 498, no cash receipts by the Trust are anticipated during the remainder of 1997. Therefore, unless the Trust has cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described above. The actual level of Trust cash receipts, if any, during 1998 will depend primarily on the timing and the rate of production from West Cameron Block 498, the amount and results of future exploration and development costs on West Cameron Blocks 498 and 215, oil and gas prices and other factors. It is presently uncertain whether there will be cash receipts to the Trust totaling $3 million or more in 1998, absent which, as described above, the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty. Based on current circumstances, there is a reasonable possibility that cash receipts to the Trust will not total $3 million or more in 1998.

     Total committed exploration and development costs for the remainder of 1997 are presently estimated by the Working Interest Owner to be approximately $3.2 million net to the Trust, primarily for the development of West Cameron Block 498 and the #8 exploration well at West Cameron Block 215. Additional exploration may be proposed by the operators of certain Royalty Properties, as to which the Working Interest Owner will evaluate Trust participation after analyzing each proposal. Specifically, the operators of West Cameron Block 498 and West Cameron Block 215 may propose additional exploration and development drilling on these blocks which, if the Working Interest Owner elects to participate in, could total approximately $6 million, net to the Trust. These estimates may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operators.

                                      --9--

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (Note 7). As of September 30, 1997, the estimated remaining aggregate abandonment costs for the Trust's properties totaled $11.4 million net to the Trust, of which $10.5 million has been withheld from distributions to Unit holders. Based on these amounts, future distributions to Unit holders would be reduced by approximately $0.06 per Unit over the remaining productive lives of the properties, subject to future revisions resulting from changes in general and specific cost levels, government regulations, operations and technology.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 5), of which $1.7 million remained at September 30, 1997.

                                     --10--

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders during the first nine months of 1997 or 1996, primarily because of significant capital expenditures. During the third quarter of 1997, Total Costs exceeded Gross Proceeds by approximately $4.3 million, because of the capital costs incurred to develop Breton Sound Block 55 and West Cameron Block 498. As a result, the Class A cost carry-forward increased to $11.2 million net to the Trust as of September 30, 1997 (Note 3). Because of the Class A cost carry-forward, the Trust administrative expenses were paid from the expense reserve during 1997. The calculation of distributable cash for each period follows:

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                        -------------------------    ---------------------------
                                           1997           1996           1997           1996
                                        -----------    ----------    ------------    -----------
Gross Proceeds(1).....................  $   611,008    $1,072,662    $  2,225,635    $ 3,004,707
Total Costs(2)........................   (4,936,236)     (948,196)    (11,904,354)    (4,024,277)
Excess Class A cost (recovery) carry-
  forward, net(3).....................    4,325,228      (124,466)      9,678,719      1,019,570
                                        -----------    ----------    ------------    -----------
Net Proceeds..........................           --            --              --             --
Percentage attributable to Royalty....         90.0%         90.0%           90.0%          90.0%
                                        -----------    ----------    ------------    -----------
Amounts payable attributable to
  Royalty.............................           --            --              --             --
Percentage attributable to the
  Trust...............................         99.9%         99.9%           99.9%          99.9%
                                        -----------    ----------    ------------    -----------
Royalty Proceeds......................           --            --              --             --
Trust administrative expenses(4)......     (135,042)      (88,440)       (307,378)      (319,982)
                                        -----------    ----------    ------------    -----------
                                           (135,042)      (88,440)       (307,378)      (319,982)
Interest income.......................       20,597        20,698          58,824         61,074
Reserve for future Trust
  expenses(5).........................      114,445        67,742         248,554        258,908
                                        -----------    ----------    ------------    -----------
Distributable cash....................  $        --    $       --    $         --    $        --
                                        ===========    ==========    ============    ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three and nine month periods ended in August of such year.

(2) Represents amounts accrued by the Working Interest Owner during the three and nine month periods ended in August of such year. Includes accrued interest of $202,345 and $371,692 for the three and nine month periods of 1997, respectively.

(3) Recoveries represent Class A costs incurred in prior periods and recovered in current period; carry-forwards represent Class A costs incurred in the applicable periods that remained outstanding as of the end of such periods.

(4) Increase in 1997 third quarter reflects timing of payment of liabilities incurred in 1997 second quarter.

(5) Represents withdrawals from the Trust administrative expense reserve during the respective periods.

                                     --11--

     Gross Proceeds, which includes gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                   THIRD QUARTER              NINE MONTHS
                                               ---------------------     ---------------------
                                                 1997         1996         1997         1996
                                               --------     --------     --------     --------
Natural Gas
  Revenues (in millions).....................   $  0.3       $  0.7       $  1.2       $  2.0
  Sales volumes (in million cubic feet)......      146          268          444          805
  Average realization (per thousand cubic
     feet)...................................   $ 2.23       $ 2.47       $ 2.63       $ 2.46
Oil
  Revenues (in millions).....................   $  0.3       $  0.4       $  1.1       $  1.0
  Sales volumes (in thousands of barrels)....     15.4         20.8         50.0         56.3
  Average realization (per barrel)...........   $18.47       $19.71       $21.20       $18.23

     Gas volumes for the 1997 periods decreased from 1996 levels because of the substantial depletion of East Cameron Block 336 in mid-1996 and High Island Block 552 in late 1996 and normal production declines on the remaining producing properties. Oil volumes for the 1997 periods decreased because of normal production declines. Revenues for the nine-month period of 1997 benefited from an increase in average realizations reflecting the rise in natural gas and oil market prices during that period.

     Costs consist of the following (in millions):

                                                      THIRD QUARTER      NINE MONTHS
                                                      -------------     --------------
                                                      1997     1996     1997      1996
                                                      ----     ----     -----     ----
Lease operating expenses............................  $0.4     $0.5     $ 0.6     $1.9
Exploration and development costs...................   4.4      0.3      10.8      1.6
Abandonment costs withheld and other................   0.1      0.1       0.5      0.5
                                                      ----     ----     -----     ----
                                                      $4.9     $0.9     $11.9     $4.0
                                                      ====     ====     =====     ====

     Lower lease operating expenses for the third-quarter and nine-month periods of 1997 resulted from several properties ceasing production and a downward revision of accrued insurance costs. Third-quarter and nine-month 1997 exploration and development costs primarily relate to development at West Cameron Block 498. Exploration and development costs for the 1996 periods consisted primarily of exploration and development costs at Vermilion Block 58 and West Cameron Block 498. Abandonment costs are accrued each period based on the estimate of costs required to abandon the Trust's properties.

                                     --12--

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBIT NO.                            DESCRIPTION
         -----------                            -----------
(a)         27          Financial Data Schedule
(b)                     Reports on Form 8-K:

       No reports on Form 8-K were filed by the registrant during the third quarter of 1997.

                                     --13--

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

                                                         FREEPORT-McMoRan OIL AND GAS
                                                         ROYALTY TRUST

                                                         By: Texas Commerce Bank National Association,
                                                               Trustee

                                                                    By:           /s/  PETE
                                                                            FOSTER
                                                         --------------------------------------------
                                                                          PETE FOSTER
                                                            SENIOR VICE PRESIDENT AND TRUST OFFICER

Date: November 13, 1997

                                     --14--

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------

           27             -- Financial Data Schedule