Form 10-K405
period 1997-12-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1998-03-31
CIK 727094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                               COMMISSION FILE NUMBER 1-8581

                   Freeport-McMoRan Oil and Gas Royalty Trust
             (Exact Name of Registrant as Specified in Its Charter)

                       TEXAS                                   72-6108468
          (State or Other Jurisdiction of                   (I.R.S. Employer
          Incorporation or Organization)                  Identification No.)

CHASE BANK OF TEXAS, NATIONAL ASSOCIATION, TRUSTEE               77002
                  712 MAIN STREET                              (Zip Code)
                  HOUSTON, TEXAS
     (Address of Principal Executive Offices)


       Registrant's telephone number, including area code: (713) 216-5712

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                              WHICH REGISTERED
         Units of Beneficial Interest                    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      YES  [X]  NO  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust held by non-affiliates of the registrant on March 20, 1998 was approximately $40,246,000 based on the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal.

     As of March 20, 1998, 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
Item 1.  Business.....................................................    1
          Description of the Trust....................................    1
          Description of the Units....................................    4
          The Royalty Properties and the Royalty......................    6
          Federal Income Tax Considerations...........................   24
Item 2.   Properties..................................................   26
Item 3.   Legal Proceedings...........................................   26
Item 4.   Submission of Matters to a Vote of Unit Holders.............   26

                                    PART II

Item 5.   Market for the Registrant's Units and Related Unit Holder
          Matters.....................................................   27
Item 6.   Selected Financial Data.....................................   27
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   28
Item 8.   Financial Statements and Supplementary Data.................   32
          Statements of Royalty Proceeds and Distributable Cash:
           For the years ended December 31, 1997, 1996, and 1995......   32
          Statements of Assets, Liabilities and Trust Corpus:
           As of December 31, 1997 and 1996...........................   32
          Statements of Changes in Trust Corpus:
           For the years ended December 31, 1997, 1996, and 1995......   32
           Notes to Financial Statements..............................   33
           Report of Independent Public Accountants...................   39
Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................   40

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   40
Item 11.  Executive Compensation......................................   40
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management.................................................   40
Item 13.  Certain Relationships and Related Transactions..............   40

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K........................................................   41
Signature.............................................................   42

                                     PART I

ITEM 1. BUSINESS.

                                   BACKGROUND

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created under the laws of the State of Texas. Chase Bank of Texas, National Association (Chase Texas) serves as Trustee of the Trust.

     For a discussion of the (i) estimated reserves owned by the Trust as of December 31, 1997 and the estimated future net income of the Trust, see the report by Ryder Scott Company Petroleum Engineers contained on pages 10 through 15 hereof, (ii) financial condition and results of operations of the Trust, see
Item 7 appearing on pages 28 through 31 hereof and (iii) financial statements and supplementary data of the Trust, see Item 8 appearing on pages 32 through 38, with special reference to Note 10 thereto appearing on pages 35 through 37 hereof.

LIKELIHOOD OF TRUST TERMINATION

     As discussed in "Management's Discussion & Analysis and Results of Operations" and Notes 1, 3 and 10 to the financial statements included elsewhere in this Annual Report on Form 10-K, several factors occurring during 1997 have increased the likelihood of the Trust being terminated. The combination of a significant increase in the Class A cost carryforward and negative reserve quantity revisions during 1997, combined with declines in oil and gas prices received by the Working Interest Owner at December 31, 1997 from those received at December 31, 1996, have caused there to be no proved oil and gas reserve quantities and related discounted future net cash flows attributable to the Trust at December 31, 1997. As a result, the remaining unamortized carrying value of the Royalty was charged directly against Trust corpus. Further, as described under "Termination of the Trust," the Trust must have $3 million or more in cash receipts during 1998 to avoid termination. Based on current circumstances, it is unlikely that cash receipts to the Trust will total $3 million or more in 1998, in which case the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

                            DESCRIPTION OF THE TRUST

     Units of beneficial interest (the Units) in the Trust are traded on the New York Stock Exchange under the trading symbol "FMR." The term "Company," as used herein, includes IMC Global Inc. (IMC), successor to Freeport-McMoRan Inc. (FTX) effective December 22, 1997, its divisions, direct and indirect subsidiaries and affiliates, except as otherwise indicated by the context. The term "Working Interest Owner" includes IMC, and the successors and assigns of its oil and gas working interests to the extent the context requires.

     The Units are not an interest in or an obligation of the Company, the Working Interest Owner or any successor Working Interest Owner although they represent indirect interests in the Royalty Properties (as defined below). The following information and the information set forth under "DESCRIPTION OF THE UNITS" are subject to the detailed provisions of the Royalty Trust Indenture entered into between IMC and the Trustee (the Trust Indenture) and the First Amended and Restated Articles of General Partnership of Freeport-McMoRan Oil and Gas Royalty Partnership (the Partnership) entered into between McMoRan Offshore Management Co., formerly an indirect wholly owned subsidiary of FTX, and the Trustee (the Partnership Agreement). The Trust Indenture and the Partnership Agreement are among the exhibits to this report. The provisions governing the Trust and the Partnership are complex and extensive, and no attempt has been made below to describe all of such provisions. The following is a general description of the basic framework of the Trust and the Partnership, and reference is made to the Trust Indenture and the Partnership Agreement for detailed provisions concerning the Trust and the Partnership.

CREATION AND TRANSFER OF THE ROYALTY

     On September 30, 1983, pursuant to the terms of the Overriding Royalty Conveyance (the Conveyance), a net overriding royalty interest (the Royalty) was transferred to FTX in what then represented 18 productive (the Productive Properties) and 12 undeveloped (the Undeveloped Properties) oil and gas leases offshore Louisiana, Texas and California equal to 90 percent of the net proceeds from working interests in such properties. See "THE ROYALTY PROPERTIES AND THE ROYALTY -- Computation of the Royalty." The Productive Properties and the Undeveloped Properties are referred to herein jointly as the "Royalty Properties."

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

     The Managing General Partner of the Partnership is the American Royalty Partnership Management Company (ARPMC), a Colorado corporation which is owned by the Greater New Orleans Foundation, a Louisiana nonprofit corporation. IMC provides the staff and facilities to carry out the administrative duties for and on behalf of ARPMC and IMC has indemnified the Partnership for the obligations of ARPMC in connection with its duties and responsibilities as Managing General Partner.

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

     The parent of Chase Texas, Chase Manhattan Corporation, has banking relationships with the Company.

     The Trust has no employees. Administrative functions of the Trust are performed by the Trustee, which is compensated for its services and reimbursed for specified charges for transfer agency and distribution functions out of Trust assets. The Trustee is also entitled to reimbursement for its out-of-pocket expenses. Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities which the Trustee ordinarily incurs are those for routine administrative expenses, such as Trustee's fees and accounting, legal and other administrative fees. The costs and expenses of the Trust (including the Trustee's fees) are estimated to approximate $0.4 million for 1998. The Trustee, in accordance with the Trust Indenture, established an expense reserve to cover Trust expenses as discussed in Note 7 -- Establishment of an Expense Reserve, of which $1.7 million remained as of December 31, 1997. The costs and expenses of the Trust may increase in future years, depending on the volume of trading in the Units, the amount of revenues to the Trust and increases in accounting, legal and other administrative fees.

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

     The Trust Indenture authorizes the Trustee to take such action as in its judgment is necessary or advisable to achieve the purposes of the Trust. The Trust Indenture provides that cash being held by the Trustee as a reserve for liabilities or for distribution at the next distribution date will be placed in interest-bearing accounts or certificates (which may include accounts or certificates of the bank acting as Trustee), but the Trustee is otherwise prohibited from acquiring any asset other than the Trust's interest in the Partnership or engaging in any business or investment activity of any kind whatsoever. The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of the Unit holders upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years commencing after December 31, 1990 are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. See "Managements Discussion and Analysis of Financial Condition and Results of Operations."

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

TERMINATION OF THE TRUST

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all of its assets including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. As noted above, the Trustee is required to sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. Upon the termination of the Trust under (ii) above, the Trustee will sell the Royalty (or will cause the Partnership to sell all of the assets of the Partnership). The Trustee will as promptly as possible distribute the proceeds of any such sales according to the respective interests and rights of the Unit holders after discharging all of the liabilities of the Trust and, if necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities. See "Managements Discussion and Analysis of Financial Condition and Results of Operations."

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

GENERAL

     The map on page 8 shows the location and selected information as of December 31, 1997 for all of the productive Royalty Properties where production or drilling operations are currently under way. Additional exploration may be proposed for certain other Royalty Properties where geologic features have been identified through the utilization of 3-D seismic technology. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     As of December 31, 1997, there were six gross productive oil wells and 16 gross productive gas wells on 10 of the remaining Royalty Properties where the Working Interest Owner retains a working interest.

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

RESERVES

     A study of the proved oil and gas reserves attributable to the Royalty Properties as of December 31, 1997, has been made by Ryder Scott Company Petroleum Engineers, independent petroleum engineers (Ryder Scott). In accordance with regulations of the Securities and Exchange Commission (the SEC), such study is limited to reserves currently classified as "proved." The amount of reserves and the timing of production attributable to the Royalty Properties are, and in the future will continue to be, significantly affected by the level of capital expenditures to be incurred on the individual properties and the success of exploration and development activities. The assumptions used in preparing the reserve study are detailed within the following letter, which summarizes such reserve study. Such assumptions, as well as the cautionary paragraphs following the letter, should be studied carefully together with the estimates contained in the letter. Ryder Scott also prepared estimates of future net cash flows attributable to the Royalty from proved oil and gas reserves and the discounted present value of such future net cash flows. The estimates of Ryder Scott are used in the preparation of the Trust's financial statements and for other reporting purposes. However, as explained in the cautionary paragraphs immediately following the letter, Ryder Scott's estimates were prepared based on production and costs as of December 31, 1997, but the timing of inclusion of production and costs for purposes of calculating Royalty payments during a given period varies somewhat from the method used by Ryder Scott in preparing its estimates. For example, the estimates do not take into account amounts received in 1998 attributable to sales of oil and gas produced in the fourth quarter of 1997, volumes of natural gas sold by other parties pursuant to certain gas balancing arrangements and the effect of the excess Class A cost carry-forward at December 31, 1997. Therefore, the amounts set forth in the letter are not necessarily indicative of actual amounts to be distributed to Unit holders, either annually or ultimately.

     The estimates of future net cash flows and discounted present value of future net cash flows were prepared using prices and costs as of December 31, 1997. Proved reserves are estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (see Note 10 -- Supplementary Proved Oil and Gas Reserve Information).

                                      MAP

                                   [CRC FBC]

                            [RYDER SCOTT LETTERHEAD]

                                 March 30, 1998

Freeport-McMoRan Oil and Gas Royalty Trust
c/o Texas Commerce Bank National Association, Trustee
600 Travis Street, Suite 1150
Houston, Texas 77002

Gentlemen:

     At the request of IMC Global Inc. (IGL), successor to Freeport-McMoRan Inc.
(FTX), we have prepared estimates of the proved reserves and future production and income attributable to a net overriding royalty interest in certain offshore leases as of December 31, 1997. The future income has been calculated using Securities and Exchange Commission (SEC) guidelines for price and cost parameters.

     The net overriding royalty interest is equal to a 90 percent net profits interest in leases owned by a subsidiary of FTX on September 30, 1983. The leases are located in the Gulf of Mexico offshore of Louisiana and Texas. This net overriding royalty interest (Royalty) is the property that FTX originally transferred to Freeport-McMoRan Oil and Gas Royalty Partnership (Partnership), a partnership which is owned 99.9 percent by Freeport-McMoRan Oil and Gas Royalty Trust. The term "Working Interest Owner" includes IGL and the successors and assigns of its oil and gas working interests to the extent the context requires.

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

     The estimated reserve quantities and future income quantities presented in this report are related to hydrocarbon prices. December 1997 hydrocarbon prices were used in the preparation of this report as required by SEC guidelines; however, actual future prices may vary significantly from December 1997 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows:

                                 SEC PARAMETERS
                     ESTIMATED NET RESERVE AND INCOME DATA
                FREEPORT-MCMORAN OIL AND GAS ROYALTY PARTNERSHIP
                            AS OF DECEMBER 31, 1997

                                                                 TOTAL
                                                                PROVED
                                                              -----------
Remaining Reserves
  Oil/Condensate -- Barrels.................................      197,933
  Gas -- MMCF...............................................        2,601
Future Net Income (FNI)
  1998......................................................  $ 1,426,436
  1999......................................................    2,583,487
  2000......................................................    2,307,491
                                                              -----------
  Sub-Total (1998-2000).....................................  $ 6,317,414
  Remaining.................................................    5,705,183
                                                              -----------
  Total.....................................................  $12,022,597
Discounted FNI @ 10%........................................  $ 8,442,775
(Compounded Annually)

     The amounts shown above are all attributable to proved developed reserves.

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

     More than a sufficient amount of income has been accrued as of December 31, 1997 to pay for the unescalated estimated abandonment costs attributable to the Royalty; therefore, using SEC pricing and cost parameters, it is anticipated that no future accruals will be necessary. Furthermore, a reimbursement is included as Partnership income in the year after depletion and abandonment of the Subject Properties. This reimbursement is equal to the amount by which current unspent accruals exceed anticipated unescalated future abandonment costs.

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

          Proved reserves of crude oil, condensate, natural gas, and natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalation based on future conditions. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. In certain instances, proved reserves are assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Reserves that can be produced economically through the application of improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including (1) pressure maintenance, (2) cycling, and (3) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids. Proved natural gas reserves are comprised of non-associated, associated and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of natural gas liquids, for lease and plant fuel, and for the exclusion of non-hydrocarbon gases if they occur in significant quantities and are removed prior to sale. Estimates of proved reserves do not include crude oil, natural gas, or natural gas liquids being held in underground or surface storage. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data become available.

     Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved. Developed reserves may be subcategorized as producing or non-producing using the SPE/WPC Definitions:

     Producing

          Reserves sub-categorized as producing are expected to be recovered from completion intervals which are open and producing at the time of the estimate. Improved recovery reserves are considered producing only after the improved recovery project is in operation.

     Non-Producing

          Reserves sub-categorized as non-producing include shut-in and behind pipe reserves. Shut-in reserves are expected to be recovered from (1) completion intervals which are open at the time of the estimate but which have not started producing, (2) wells which were shut-in for market conditions or pipeline connections, or (3) wells not capable of production for mechanical reasons. Behind pipe reserves are expected to be recovered from zones in existing wells, which will require additional completion work or future recompletion prior to the start of production.

     Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are attributable to any acreage for which an application of fluid injection or other improved technique is contemplated, only when such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

HYDROCARBON PRICES

     The Working Interest Owner furnished us with prices in effect at December 31, 1997 and these prices were held constant except for known and determinable escalations. In accordance with Securities and Exchange Commission guidelines, changes in liquid and gas prices subsequent to December 31, 1997 were not taken into account in this report.

OIL AND CONDENSATE

     The Working Interest Owner furnished us with initial oil and condensate prices for the properties in this report. These initial liquid prices were based on actual prices received in December 1997, and were held constant throughout the depletion of the reserves. In accordance with Securities and Exchange Commission guidelines, changes in liquid prices subsequent to December 31, 1997 were not considered in this study.

GAS

     The Working Interest Owner has furnished us with gas prices in effect at December 1997 and with its forecasts of future gas prices which take into account SEC guidelines and current market prices. In accordance with SEC guidelines, the future gas prices used in this report make no allowance for future gas price increases which may occur as a result of inflation nor do they allow any allowance for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat lower than December gas prices. At the request of the Working Interest Owner, a market price of $2.343 per MMBTU was used in this study for uncontracted gas.

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

GENERAL

     The reserve estimates presented herein are based upon a detailed study of the Subject Properties; however, Ryder Scott has not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. The Working Interest Owner has represented that it has given Ryder Scott access to its accounts, records, geological and engineering data and reports and other data as were required for this investigation. The ownership interests, prices, and other factual data furnished to Ryder Scott by the Working Interest Owner in connection with this investigation were accepted without verification. The estimates presented in this report are based on such furnished data available through December 1997.

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

                                            Very truly yours,

                                            RYDER SCOTT COMPANY
                                            PETROLEUM ENGINEERS

                                            Kent A. Williamson, P.E.
                                            Senior Vice President

KAW/sw

                                                                          [SEAL]

     Of the total discounted present value of future net cash flows attributable to the Royalty estimated by Ryder Scott, approximately 57 percent was accounted for by West Cameron Block 498, 12 percent by West Cameron Block 215 and 11 percent by Breton Sound Block 55.

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

     The Ryder Scott estimates were prepared on the basis of estimated production and Costs accrued through December 31, 1997. Thus, amounts received by the Working Interest Owner after November 30, 1997 attributable to production during 1997 have not been taken into account by Ryder Scott in making its estimates, even though these amounts will be included in Gross Proceeds for purposes of calculating amounts payable pursuant to the Royalty subsequent to 1997. The Working Interest Owner has estimated that if Ryder Scott had taken into account the 1998 Gross Proceeds from 1997 production, the total estimated future net cash flow and the discounted present value of such estimate in the Ryder Scott letter would have been approximately $0.7 million higher (net to the Trust's interest). In addition, because Ryder Scott's estimates for the remaining period are based on estimated production and Costs accrued during each such period and because actual Gross Proceeds and Costs will not be based on production and Costs during the same period, the estimates for various time periods will not in any event correspond to the amount of payments pursuant to the Royalty during such periods.

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

     The estimated future net cash flows shown in Ryder Scott's letter have not been reduced for any capital expenditures on Productive Properties in excess of amounts estimated to be necessary to develop proved reserves attributed thereto. See "Computation of the Royalty" below. Similarly, such future net cash flows have also not been reduced for costs and expenses of the Trust, which are estimated at approximately $0.4 million per year, or of the Partnership, which are expected to be minimal. Additionally, Ryder Scott did not take into account the Class A cost carry-forward of $17.4 million net to the Trust, as of December 31, 1997.

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

          Ownership of Adjacent Properties. The Working Interest Owner may own interests in offshore tracts that are adjacent to or in the vicinity of, but not included in, the Royalty Properties, and it may in the future acquire additional such tracts. Drilling conducted on the Royalty Properties may provide the Working Interest Owner or any successor with valuable information regarding such other tracts, which it would then be free to develop unburdened by the Royalty and which in some cases could drain oil and gas from the Royalty Properties. In the second quarter of 1995, McMoRan Oil & Gas Co. (MOXY), a former affiliate of FTX, acquired a 25% undivided interest in West Cameron Block 519, a tract which is adjacent to West Cameron Block 498. The Royalty will not apply to this tract just as it would not have applied had it been purchased by the Working Interest Owner. The Working Interest Owner is not the operator of West Cameron 498 and MOXY is not the operator of West Cameron 519, and neither has the voting interest necessary to determine the nature or timing of operations on either of these tracts.

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

PRODUCTION AND DRILLING ACTIVITIES

     Of the ten remaining Royalty Properties, seven are currently producing. For a discussion concerning the oil and gas production from such properties in 1997 as well as information concerning drilling activities on such properties during 1997, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 29 and Note 10 -- Supplementary Proved Oil and Gas Reserve Information.

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

SALES CONTRACTS AND PRICES

     Oil production from the Royalty Properties is sold under short-term contracts at current market prices. Oil prices received by the Working Interest Owner have fluctuated widely. The average oil price that the Working Interest Owner received for crude oil sales during 1997 was 9.5 percent higher than the average price received during 1996. Oil prices can be expected to continue to exhibit volatility as a result of such factors as the unstable situation in the Middle East, future actions of OPEC and future changes in worldwide economic conditions.

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

     Energy Regulation. Sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. Prior to 1993, the sale of certain categories of domestic natural gas by the Trust was subject to regulation under the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act (NGPA). The Natural Gas Wellhead Decontrol Act of 1989 amended both the price and non-price control provisions of the NGPA for the purpose of providing complete decontrol of first sales of natural gas by January 1, 1993. While sales of the Trust's gas can currently be made at uncontrolled market prices, subject to applicable contract provisions, Congress could reenact price controls in the future.

     The Trust's sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. The Working Interest Owner cannot predict what action the FERC will take on these matters, nor can it predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, the Working Interest Owner does not believe that it will be treated materially different than other natural gas producers and marketers with which it competes.

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

     Operations the Working Interest Owner conducts relating to the Royalty Properties are on federal oil and gas leases, which the Minerals Management Service (MMS) administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas and has recently proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Working Interest Owner can obtain bonds or other surety in all cases. Additional financial responsibility requirements may be imposed under the Oil Pollution Act of 1990, as discussed under "Environmental Regulation."

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

     In April 1997, after two years of study, the MMS withdrew proposed changes to the way it values natural gas for royalty payments. These proposed changes would have established an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length sales contracts. Informal discussions among the MMS and industry officials are continuing, although it is uncertain whether, and what changes may be proposed regarding gas royalty valuation. In addition, MMS has recently announced its intention to issue a proposed rule that would require all but the smallest producers to be capable of reporting production information electronically by the end of 1998.

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

     Environmental Regulation. The Working Interest Owner's oil and gas activities on the Royalty Properties are subject to existing federal, state and local laws and regulations relating to health, safety, environmental quality and pollution control. The Working Interest Owner has advised the Trustee that it believes that its operations and facilities are in general compliance with applicable health, safety, and environmental laws and regulations. Events in recent years have, however, heightened environmental concerns about the oil and gas industry generally, and about offshore operations in particular. As a consequence, offshore oil and gas leases have become subject to more extensive governmental regulation, including regulations that may in certain circumstances impose absolute liability upon lessees for cost of removal of pollution and for pollution and natural resource damages resulting from their operations, and that may result in assessment of civil or criminal penalties against lessees, or even suspension or cessation of operations in the affected areas. Although the Working Interest Owner has advised the Trustee that current environmental regulation has not had a material adverse effect on the Working Interest Owner's present method of operations, the impact of changes in environmental laws, such as stricter environmental regulation and enforcement policies, cannot be predicted at this time.

     The Oil Pollution Act of 1990 (OPA) and regulations promulgated pursuant thereto impose a variety of obligations on "responsible parties" with respect to the prevention of oil spills and liability for damages resulting from such spills. A "responsible party" includes the owner or operator of a facility, pipeline or vessel. For offshore facilities, the responsible party is the lessee or permittee or holder of a right of use and easement (granted under applicable state law or OCSLA) of the area in which the offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages, including natural resource damages. While liability limits apply in some circumstances, a responsible party for an Outer Continental Shelf facility must pay all spill removal costs incurred by a federal, state or local government. The OPA establishes a liability limit (subject to indexing) for offshore facilities of all removal costs plus $75,000,000. A party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction, or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA.

     The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover a substantial portion of environmental clean-up and restoration costs that could be incurred by governmental entities in connection with an oil spill. Other requirements imposed by the OPA include the preparation of an oil spill contingency plan. The Working Interest Owner has advised the Trustee that it has in place appropriate spill contingency plans and has established adequate proof of financial responsibility for its offshore facilities. A failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement action. In short, the OPA places a burden on offshore lease holders to conduct safe operations and take other measures to prevent oil spills; if one occurs, the OPA then imposes liability for resulting damages.

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

     In recent years, at least three courts have ruled that certain waste products associated with the production of crude oil may be classified as "hazardous substances" subject to regulation and liability under CERCLA, depending on the characteristics of the waste products and circumstances under which they were created. In addition, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements under the Resource Conservation and Recovery Act. Any reclassification of oil and gas exploration and production wastes from non-hazardous to hazardous could have a significant impact on the operating costs of the Working Interest Owner, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Working Interest Owner.

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

     No matters were submitted to a vote of Unit holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.

     Freeport-McMoRan Oil and Gas Royalty Trust Units are traded on the New York Stock Exchange under the symbol "FMR". At March 27, 1998, 14,975,390 Units were outstanding and held of record by 10,377 Unit holders.

     The high and low sales prices of the Units as reported on the New York Stock Exchange and distributable cash per Unit for each quarterly period of 1996 and 1997 were:

                                                               UNITS OF
                                                          BENEFICIAL INTEREST
                                                         ---------------------     DISTRIBUTABLE
QUARTER                                                    HIGH         LOW        CASH PER UNIT
ENDED                                                    --------     --------     -------------
Mar. 31, 1996..........................................    4.75         3.50               --
Jun. 30, 1996..........................................    4.00         2.38               --
Sept. 30, 1996.........................................    3.00         1.38               --
Dec. 31, 1996..........................................    3.63         2.50               --
Mar. 31, 1997..........................................    4.00         2.50               --
Jun. 30, 1997..........................................    3.63         2.00               --
Sept. 30, 1997.........................................    3.69         2.00               --
Dec. 31, 1997..........................................    3.56         2.19               --

     Distributable cash for any quarter is distributed to Unit holders in the month following the close of the quarter.

     The Trust did not sell any unregistered securities in 1997.

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

                                                 YEARS ENDED DECEMBER 31,
                              --------------------------------------------------------------
                                 1997         1996         1995         1994         1993
                              ----------   ----------   ----------   ----------   ----------
Royalty proceeds(1).........  $       --   $       --   $5,235,068   $2,551,586   $6,797,931
Distributable cash(1).......          --           --    4,662,081           --    6,334,690
Distributable cash per
  Unit......................          --           --      0.31130           --      0.42295

                                                       DECEMBER 31,
                              --------------------------------------------------------------
                                 1997         1996         1995         1994         1993
                              ----------   ----------   ----------   ----------   ----------
Cash........................  $1,705,582   $1,983,571   $2,300,979   $1,977,583   $       --
Total assets................   1,705,582    2,166,784    2,484,192    2,190,501      260,059
Distributions payable.......          --           --           --           --           --
Trust corpus................          --      183,213      183,213      212,918      260,059

------------

(1) Includes $4.3 million, $2.4 million and $2.3 million in 1995 through 1993, respectively, related to various gas contract settlements (See Note 6 -- Gas Contract Settlement).

     The Trust has not reported estimates of total proved net oil or gas reserves to any federal authority or agency other than the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIKELIHOOD OF TRUST TERMINATION

     As discussed in "Capital Resources and Liquidity" below and Notes 1, 3 and 10 to the financial statements included elsewhere in this Annual Report on Form 10-K, several factors occurring during 1997 have increased the likelihood of the Trust being terminated. The combination of a significant increase in the Class A cost carryforward and negative reserve quantity revisions during 1997, combined with declines in oil and gas prices received by the Working Interest Owner at December 31, 1997 from those received at December 31, 1996, have caused there to be no proved oil and gas reserve quantities and related discounted future net cash flows attributable to the Trust at December 31, 1997. As a result, the remaining unamortized carrying value of the Royalty was charged directly against Trust corpus. Further, as described, under "Termination of the Trust," the Trust must have $3 million or more in cash receipts during 1998 to avoid termination. Based on current circumstances, it is unlikely that cash receipts to the Trust will total $3 million or more in 1998, in which case the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

RESULTS OF OPERATIONS

     There were no cash distributions to Unit holders during 1997 and 1996. Cash distributions to Unit holders totaled $4.7 million ($0.31130 per Unit) during 1995. No cash distributions were made during 1996 and 1997 because of lower gas and oil revenues and capital expenditures. Cash distributions during 1995 resulted from $4.3 million included in Gross Proceeds because of settlement of amounts owed the Minerals Management Service (MMS), discussed in Note 6. During 1997, total costs exceeded Gross Proceeds by approximately $16.6 million, primarily because of the capital costs incurred to drill and evaluate West Cameron Blocks 498 and 215. As a result, the Class A cost carry-forward increased to $17.4 million net to the Trust as of December 31, 1997. Since mid-1995, trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1997           1996           1995
                                             ------------    -----------    -----------
Gross Proceeds(1)..........................  $  2,804,130    $ 3,810,791    $ 9,807,120
Total costs(2).............................   (19,446,762)    (4,489,202)    (6,070,921)
Excess Class A cost carry-forward(3).......    16,642,632        678,411      2,086,366
                                             ------------    -----------    -----------
Net Proceeds...............................            --             --      5,822,565
Percentage attributable to Royalty.........          90.0%          90.0%          90.0%
                                             ------------    -----------    -----------
Amounts payable attributable to Royalty....            --             --      5,240,309
Percentage attributable to the Trust.......          99.9%          99.9%          99.9%
                                             ------------    -----------    -----------
Royalty Proceeds...........................            --             --      5,235,068
Trust administrative expenses..............      (356,880)      (398,134)      (369,101)
                                             ------------    -----------    -----------
                                                 (356,880)      (398,134)     4,865,967
Interest earned............................        78,890         80,727        119,510
Reserve for future Trust expenses(4).......       277,990        317,407       (323,396)
                                             ------------    -----------    -----------
Distributable Cash.........................  $         --    $        --    $ 4,662,081
                                             ============    ===========    ===========

---------------

(1) Gross proceeds represent amounts received by the Working Interest Owner during the twelve month period ended November 30 of such year.

(2) Total costs represent amounts accrued by the Working Interest Owner during the twelve month period ended November 30 of such year. Includes interest to the Working Interest Owner of $724,370, $207,662 and $26,592, respectively.

(3) Represents Class A costs incurred in the applicable periods that remained outstanding as of the end of such period.

(4) Represents the net amount withdrawn from (added to) the Trust administrative expense reserve during the respective period.

     Gross proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Natural Gas
  Revenues (in millions).................................  $  1.5    $  2.4    $  3.5
  Sales volumes (in billion cubic feet)..................     0.6       1.0       1.8
  Average realization (per thousand cubic feet)..........  $ 2.53    $ 2.42    $ 1.94
Oil
  Revenues (in millions).................................  $  1.3    $  1.4    $  1.5
  Sales volumes (in thousands of barrels)................    65.0      74.0      88.7
  Average realization (per barrel).......................  $20.58    $18.80    $16.96

     The decline in gas volumes over the three-year period is caused primarily by the depletion of the Eugene Island Block 10 and Vermilion Block 310 fields in 1995. The decrease in oil volumes is caused primarily by production declines at West Cameron Block 215. Additionally, oil and gas volumes for 1997 and 1996 were impacted by normal production declines. Revenues during 1997 and 1996 benefited from an increase in average realizations reflecting the rise in natural gas and oil market prices during these years. Gas volumes include make-up of gas sold under balancing agreements totaling 0.2 bcf, 0.1 bcf and 0.3 bcf, respectively.

     Costs consist of the following (in millions):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            1997       1996      1995
                                                            -----      ----      ----
Lease operating expenses..................................  $ 1.0      $2.2      $2.4
Exploration and development costs.........................   17.6       1.6       2.5
Abandonment costs withheld and other......................    0.1       0.7       1.2
                                                            -----      ----      ----
                                                            =====      ====      ====

     Lease operating expenses were lower in 1997 as a result of declining production and were consistent between 1996 and 1995. Exploration and development costs primarily consist of costs incurred to explore and develop West Cameron Blocks 498 and 215 in 1997, as described below, and Breton Sound Block 55 and Vermilion Block 58 in 1996. Exploration and development costs in 1995 included the drilling of two exploratory wells at West Cameron Block 498. Abandonment costs are accrued each year based on the estimate of costs required to abandon the Trust's properties -- see Note 9.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. The cost carry-forward, with interest at the prime rate, must be recouped from future Net Proceeds before any distributions may be made to Unit holders.

     Exploratory drilling on West Cameron Block 498 began in June 1994 and ultimately resulted in four successful wells which were saved for future production. A 12 slot, four pile drilling platform was set in March 1997, from which four additional wells were drilled during the rest of 1997 and early 1998. An auxiliary platform was set in October 1997, with production facilities capable of handling 55 million cubic feet of natural gas and 15,000 barrels of oil per day. In February, 1998 Coastal Oil & Gas

Corporation (Coastal), the operator, announced average gross daily production from the initial six wells drilled of 52 million cubic feet of gas and 7,800 barrels of oil. The two additional wells are scheduled to be placed on production during the second quarter of 1998. Coastal also announced intended future development plans for additional drilling and construction activity in this block during the remainder of 1998, including drilling and completing four additional wells and setting a six-well satellite platform in the fourth quarter. Total expenditures net to the Trust during 1997 were $12.9 million for this block, in which the Working Interest Owner owns a 23.1% working interest and a 19.2% net revenue interest.

     At the West Cameron 215 field the Working Interest Owner participated in the drilling of the West Cameron 215 #8 exploratory well during the fourth quarter of 1997. The well did not encounter any commercial hydrocarbons and was plugged and abandoned. The cost net to the Trust was $1.6 million, which is reflected in the cost carryforward at December 31, 1997.

     Development operations were completed and the exploratory well on Breton Sound Block 55 began production during 1997. The Working Interest Owner owns an 18.75% working interest in the block and a 9.375% working interest in the well pursuant to a co-development agreement with the owner of an adjacent block. Costs and ownership of the production resulting from this activity will be retroactively adjusted based upon the location of reserves discovered following further development of the area. The cost net to the Trust was $0.8 million during 1997, which is reflected in the cost carryforward at December 31, 1997.

Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     Total exploration and development costs for 1998 are presently budgeted at approximately $5 million for the Working Interest Owner, representing further development of West Cameron Block 498. This estimate is derived from cost estimates provided by the operators of the Royalty Properties and may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operator. These expenditures can be expected to reduce and could further delay resumption of distributions to Unit holders.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (see Note 9). During the third quarter of 1996, the Working Interest Owner assigned its interest in East Cameron Block 336 to a co-owner, free and clear of the Royalty, subject to the conditions contained in the agreement. The Working Interest Owner paid $0.2 million for abandonment costs to the co-owner and the co-owner assumed all additional abandonment obligations under the lease. The completion of this assignment resulted in a reduction of estimated future abandonment costs totaling approximately $0.7 million, net to the Trust. As of December 31, 1997, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $9.5 million net to the Trust, all of which has been withheld from distributions to Unit holders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

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

     The Working Interest Owner has brought suit against a prior gas purchaser seeking reimbursement as excess royalty of a portion of amounts paid to the Minerals Management Service (MMS) by the Working Interest Owner to settle claims made by the MMS for additional royalty resulting from the Working Interest Owner's compromise of claims against the gas purchaser. The Trust's interest in the proceeds of the gas contract settlement were included in the Trust's Gross Proceeds and the Funds paid to the MMS reduced the Trust's Gross Proceeds. The suit is in the early stages, and no trial date has been set. The amount of any recovery with respect to this claim is presently indeterminable. However, if the Working Interest Owner receives any amount in this litigation, a major portion of it will be treated as Gross Proceeds.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 7 -- Establishment of an Expense Reserve), of which $1.7 million remained at December 31, 1997.

     The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996 or 1997. Additionally, the Class A cost-carryforward has increased to $17.4 million at December 31, 1997, primarily from the significant development costs incurred at West Cameron Blocks 498 and
215. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Unless the Trust has cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described under "Termination of the Trust" above. The actual level of Trust cash receipts, if any, during 1998 will depend primarily on the rate of production from West Cameron Block 498, the costs and results of future exploration and development costs on West Cameron Blocks 498, oil and gas prices and other factors. Based on current circumstances, it is unlikely that cash receipts to the Trust will total $3 million or more in 1998, in which case the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1997          1996          1995
                                                     ----------    ----------    ----------
Royalty proceeds...................................  $       --    $       --    $5,235,068
Trust administrative expenses......................    (356,880)     (398,134)     (369,101)
Interest income....................................      78,890        80,727       119,510
Reserve for future Trust expenses..................     277,990       317,407      (323,396)
                                                     ----------    ----------    ----------
Distributable cash.................................  $       --    $       --    $4,662,081
                                                     ==========    ==========    ==========
Distributable cash per Unit........................  $       --    $       --    $  0.31130
                                                     ==========    ==========    ==========
Units outstanding..................................  14,975,390    14,975,390    14,975,390
                                                     ==========    ==========    ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
                           ASSETS
Cash........................................................  $  1,705,582   $  1,983,571
Net overriding royalty interest in oil and gas properties...   189,875,741    189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................   (25,614,756)   (25,431,543)
Less, accumulated amortization of net overriding royalty
  interest..................................................  (164,260,985)  (164,260,985)
                                                              ------------   ------------
Total assets................................................  $  1,705,582   $  2,166,784
                                                              ============   ============

                LIABILITIES AND TRUST CORPUS

Reserve for future Trust expenses...........................  $  1,705,582   $  1,983,571
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized, issued and outstanding).......................            --        183,213
                                                              ------------   ------------
Total liabilities and trust corpus..........................  $  1,705,582   $  2,166,784
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                       1997         1996           1995
                                                     --------    -----------    -----------
Trust corpus, beginning of year....................  $183,213    $   183,213    $   212,918
Royalty proceeds and interest earned, net of trust
  administrative expenses and reserve for future
  Trust expenses...................................        --             --      4,662,081
Distributions payable to Unit holders..............        --             --     (4,662,081)
Adjustment to recorded cost of net overriding
  royalty interest in oil and gas properties (Note
  3)...............................................  (183,213)            --             --
Amortization of net overriding royalty interest....        --             --        (29,705)
                                                     --------    -----------    -----------
Trust corpus, end of year..........................  $     --    $   183,213    $   183,213
                                                     ========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS
1. THE TRUST

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created effective September 30, 1983. On that date, Freeport-McMoRan Inc. (FTX) transferred a net overriding royalty interest in certain offshore oil and gas properties to a Partnership (the Partnership) equal to 90 percent of the Net Proceeds (as defined in the Conveyance referred to below) from FTX's working interests in such properties and conveyed a 99.9 percent general partnership interest in the Partnership to the Trust. See "The Royalty Properties and the Royalty -- Computation of the Royalty." Such net overriding royalty interest is referred to herein as the "Royalty." The Overriding Royalty Conveyance which created the Royalty is referred to herein as the "Conveyance." The Trust is passive, with Chase Bank of Texas, National Association as Trustee. The Trustee has only such powers as are necessary for the collection and distribution of revenues attributable to the Royalty, the payment of Trust liabilities and the protection of Trust assets.

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

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996 or 1997. Additionally, the Class A cost-carryforward has increased to $17.4 million at December 31, 1997, primarily from the significant development costs incurred at West Cameron Blocks 498 and
215. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Unless the Trust has cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described above. The actual level of Trust cash receipts, if any, during 1998 will depend primarily on the rate of production from West Cameron Block 498, the costs and results of future exploration and development costs on West Cameron Blocks 498, oil and gas prices and other factors. Based on current circumstances, it is unlikely that cash receipts to the Trust will total $3 million or more in 1998, in which case the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

2. THE ROYALTY

     IMC Global Inc. (IGL), succeeded to FTX effective December 22, 1997, following the merger of FTX into IGL. Accordingly, IGL is now the Working Interest Owner and presently owns the oil and gas interests burdened by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis (Net Proceeds).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Trust's financial statements, which reflect the Trust's 99.9 percent interest in the Partnership as though the Partnership did not exist, are prepared on the cash basis of accounting for reporting

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST revenues and expenses. Therefore, revenues and expenses are recognized only as cash is received or paid and the associated receivables, payables and accrued expenses are not reflected in the accompanying financial statements. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis.

     The initial carrying amount of the Royalty represents the Working Interest Owner's net book value applicable to the interest in the properties conveyed to the Trust on the date of creation of the Trust. Amortization of the Royalty has been charged directly against trust corpus using the future net revenue method. This method provides for calculating amortization by dividing the unamortized portion of the Royalty by estimated future net revenues from proved reserves and applying the resulting rate to the Trust's share of royalty proceeds.

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows (as set forth in Note
10). Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. As there was no discounted present value of estimated future net cash flows attributable to the Trust at December 31, 1997 (see Note
10), the remaining carrying value of the Royalty ($183,213) was charged directly against trust corpus. The adjustment does not affect royalty proceeds or distributable cash. Neither the initial nor the December 31, 1997 carrying value is necessarily indicative of the fair market value of the Royalty held by the Trust.

     Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

4. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital costs incurred in recent years, a cumulative excess Class A cost carry-forward of $17,449,200 existed as of December 31, 1997. The cost carry-forward is subject to and includes interest due the Working Interest Owner at the prime rate, which totaled $651,281 net to the Trust for 1997. This excess Class A cost carry-forward must be recouped out of future Net Proceeds before distributions to the Unit holders can be resumed. See Note 1.

5. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of December 31, 1997, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 1.4 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

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

     The Working Interest Owner has brought suit against a prior gas purchaser seeking reimbursement as excess royalty of a portion of amounts paid to the Minerals Management Service (MMS) by the Working Interest Owner to settle claims made by the MMS for additional royalty resulting from the Working Interest Owner's compromise of claims against the gas purchaser. The Trust's interest in the proceeds of the gas contract settlement were included in the Trust's Gross Process and the Funds paid to the MMS reduced the Trust's Gross Proceeds. The suit is in the early stages, and no trial date has been set. The amount of any recovery with respect to this claim is presently indeterminable. However, if the Working Interest Owner receives any amount in this litigation, a major portion of it will be treated as Gross Proceeds.

7. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which $1,705,582 remained as of December 31, 1997. Because of the cumulative excess Class A cost carry-forward, $277,990 was withdrawn from the expense reserve during 1997 to pay Trust administrative expenses. There will be tax consequences to the Unit holders for such reserve as described in Note 8 below.

     The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds was 4.3 percent for 1997, 3.7 percent for 1996, and 3.7 percent for 1995.

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

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

9. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. During the 1997 fourth quarter an updated assessment of estimated future abandonment costs was undertaken, taking into consideration current labor and equipment costs levels and permitted abandonment practices. This assessment resulted in a revision of estimated remaining future abandonment costs to an amount that is approximately equal to amounts previously withheld from distributions to Unitholders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operation or technology. As of December 31, 1997, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $9.5 million net to the Trust, all of which has been withheld from distributions to Unit holders. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

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

     The reserve volume and cash flow amounts set forth below are for the interest in the Royalty attributable to the Trust, based on the Trust's 99.9 percent interest in the Partnership. Estimates of proved oil and gas reserves attributable to the Trust's interest are based on reports of Ryder Scott Company Petroleum Engineers (Ryder Scott). In preparing its estimates, Ryder Scott did not take into account (a) revenues received after November 30 attributable to production during the fourth quarter of the respective year, (b) as of December 31, 1997, 1996 and 1995, approximately 1.4 bcf, 1.6 bcf, and 1.7 bcf sold by other parties pursuant to certain gas balancing arrangements and (c) an excess Class A cost carry-forward of $17.4 million, $2.5 million and $1.9 million at December 31, 1997, 1996 and 1995, respectively. For purposes of the reserve volume and cash flow amounts set forth below, the Trustee adjusted the estimates of Ryder Scott to take into account the foregoing factors, based on calculations supplied by the Working Interest Owner. In accordance with the requirements of the FASB, the reserve disclosures below were calculated using year-end oil and gas prices being received and current operating and abandonment cost levels.

     As discussed in Note 9, based on escalated estimates of costs to abandon the Trust properties, estimated remaining future abandonment costs approximately equal amounts previously withheld from distributions to Unitholders. For purposes of the reserve volume and cash flow amount set forth below, Ryder Scott has not considered the escalated estimates of these costs, nor has the Trustee adjusted Ryder Scott's estimates, as the Trust is required to present the supplementary information assuming no escalation in costs.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

     Proved Oil and Gas Reserves. The following table sets forth estimates of the interest attributable to the Trust in proved oil and gas reserves and changes in such estimates. Oil, including crude oil, condensate and natural gas liquids, is stated in thousands of barrels; gas is stated in millions of cubic feet.

                                               1997                  1996                  1995
                                        -------------------   -------------------   -------------------
                                          OIL        GAS        OIL        GAS        OIL        GAS
                                        --------   --------   --------   --------   --------   --------
Proved reserves, beginning of year....     804       6,490      603        5,241        79       3,243
  Changes in prices and other
     revisions to previous estimates,
     including impact of Class A cost
     carryforward(1)..................    (746)     (5,969)     220        1,788       (24)        430
  Extensions and discoveries(2).......      --          --       47          360       616       2,950
  Production..........................     (58)       (521)     (66)        (899)      (68)     (1,382)
                                          ----      ------      ---       ------      ----     -------
Proved reserves, end of year..........      --          --      804        6,490       603       5,241
                                          ====      ======      ===       ======      ====     =======

------------

(1) Estimates of proved reserves are subject to possible change, either upward or downward, as additional information becomes available. Because the Royalty is a net profits interest and reserve quantities are estimated pursuant to a formula based in part on the estimated future net cash flows, factors other than changes in estimates of gross quantities of reserves (such as changes in prices and costs) can result in changes in estimates of reserve quantities attributable to the Trust. The positive revisions in 1996 primarily reflect the impact of higher oil and gas prices. Negative revisions in 1997 reflect the impact of lower oil and gas prices, unfavorable drilling results and the effect of the Class A cost carryforward. Approximately 300,000 barrels and 4,400 million cubic feet of the negative revision amounts shown for 1997 are attributable to the cost carryforward, based on the formula discussed above. Consequently, proved oil and gas reserves at December 31, 1997, based on year-end prices, would provide estimated future net revenues in an amount less than the Class A cost carryforward. Accordingly, there were no proved reserves as of December 31, 1997 attributable to the Trust.

(2) Includes reserves related to West Cameron Block 215 and the Breton Sound Block 55 No. 4 well in 1996 and West Cameron Block 498 in 1995.

     Standardized Measure of Discounted Future Net Cash Flows from Proved Oil and Gas Reserves. The supplementary information presented below reflects estimates of discounted future net cash flows from proved oil and gas reserves and changes in such estimates prepared in accordance with requirements prescribed by the FASB.

     Future cash flows are determined by multiplying the estimated future net cash flows attributable to the combined interests of the Partnership and the Working Interest Owner by a factor of 90 percent (the Partnership's Royalty). The resulting amount is then multiplied by a factor of 99.9 percent reflecting the Trust's interest in the Partnership. Future net cash flows also include an estimate of the proceeds to be received from underdelivered gas (see Note 5 above) and give consideration to the cost carryforward at December 31, 1997 (see
Note 1 above).

     It is emphasized that this supplementary information represents estimates which may be imprecise, and extreme caution should accompany its use and interpretation. The estimates were based on various assumptions, many of which are subject to uncertainties, and therefore, the estimates should not be considered to be a prediction of actual amounts to be paid to the Trustee. Additionally, as required under FASB's standards the supplementary information excludes consideration of anticipated future oil and gas prices and costs, does not consider discount rates other than 10 percent and does not consider additional potentially recoverable oil and gas reserves not currently classified as proved. Such

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST factors should be considered in estimating the cash flows which ultimately could be derived from production of the related oil and gas reserves or sale of the reserves in-place.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS
RESERVES:

                                                                   DECEMBER 31,
                                                    ------------------------------------------
                                                       1997            1996           1995
                                                    -----------    ------------    -----------
Future cash flows.................................  $        --    $ 44,031,000    $21,753,000
Discount for estimated timing of cash flows (10
  percent discount rate)..........................          (--)    (18,834,000)    (9,457,000)
                                                    -----------    ------------    -----------
Standardized measure of discounted future net cash
  flows from proved oil and gas reserves..........  $        --    $ 25,197,000    $12,296,000
                                                    ===========    ============    ===========

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES:

                                                        YEARS ENDED DECEMBER 31,
                                              --------------------------------------------
                                                  1997            1996            1995
                                              ------------    ------------    ------------
Discounted future net cash flows,
  beginning of year.........................  $25,197,000     $12,296,000     $ 7,069,000
  Royalty proceeds..........................           --              --      (5,235,000)
  Changes in prices and other revisions to
     previous estimates, including impact of
     Class A cost carryforward(1)...........  (27,717,000)      9,911,000         164,000
  Extensions and discoveries(2).............           --       1,760,000       9,591,000
  Accretion of discount.....................    2,520,000       1,230,000         707,000
                                              ------------    -----------     -----------
Discounted future net cash flows, end of
  year......................................  $        --     $25,197,000     $12,296,000
                                              ============    ===========     ===========

------------

(1) Revisions for 1997 reflect the impact of lower oil and gas prices, negative reserve quantity revisions and the effect of the Class A cost carryforward. Approximately $15.0 million of discounted future net cash flows of the negative revision amounts shown for 1997 are attributable to the cost carryforward. See Note 1 under "Proved Oil and Gas Reserves" above. Accordingly, there was no standardized measure of discounted future net cash flows from proved oil and gas reserves as of December 31, 1997 attributable to the Trust. Additionally, 1996 reflects the effects of increased oil and gas prices from December 31, 1995 levels, while 1995 includes $4.3 million related to the special payment (Note 6).

(2) Includes increased reserves at West Cameron Block 215 and the addition of the Breton Sound Block 55 No. 4 well in 1996, and the discounted future net cash flow related to West Cameron Block 498 in 1995.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas, National Association (Trustee) and the Unit Holders of Freeport-McMoRan
  Oil and Gas Royalty Trust:

     We have audited the statements of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1997 and 1996, and the related statements of royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trustee and the General Partner of the Royalty Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1997 and 1996, and the royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 1997, on the cash basis of accounting described in Note 3.

                                          ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
March 30, 1998

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There are no directors or executive officers of the Registrant, and to the Trustee's knowledge no person beneficially owns more than 5 percent of the outstanding Units. The Trustee is a corporate trustee which may be removed by the majority vote of the of the Unit holders.

ITEM 11. EXECUTIVE COMPENSATION.

     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        No person is known by the Trustee to own beneficially more than 5 percent of the Units.

     (b) SECURITY OWNERSHIP OF MANAGEMENT

        Chase Bank of Texas, National Association, as Trustee of the Trust, owns no Units. Chase Bank of Texas, National Association in its individual capacity also owns no Units.

     (c) CHANGE IN CONTROL

        The Trust knows of no arrangements, including the pledge of Units of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The parent of ChaseTexas, Chase Manhattan Corporation, have banking relationships with the Company.

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

(b) REPORTS ON FORM 8-K

     One report on Form 8-K and one report on Form 8-K/A, both reporting events under Item 5 as of February 3, 1998, were filed by the registrant prior to the filing of this Form 10-K.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          FREEPORT-McMoRan OIL AND GAS
                                            ROYALTY TRUST

                                          By: CHASE BANK OF TEXAS,
                                                NATIONAL ASSOCIATION, Trustee

                                          By:        /s/ PETE FOSTER
                                            ------------------------------------
                                                        Pete Foster
                                              Senior Vice President and Trust
                                                           Officer

March 31, 1998

     The Registrant, Freeport-McMoRan Oil and Gas Royalty Trust, has no principal executive officer, principal financial officer, principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are required.

                                 EXHIBIT INDEX

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