Form 10-Q
period 1998-03-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1998-05-15
CIK 727094

================================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

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

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Royalty proceeds............................................  $        --    $        --
Trust administrative expenses...............................      (36,116)       (87,615)
Interest income.............................................       19,364         18,811
Reserve for future Trust expenses...........................       16,752         68,804
                                                              -----------    -----------
Distributable cash..........................................  $        --    $        --
                                                              ===========    ===========
Distributable cash per Unit.................................  $        --    $        --
                                                              ===========    ===========
Units outstanding...........................................   14,975,390     14,975,390
                                                              ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                MARCH 31,      DECEMBER 31,
                                                                  1998             1997
                           ASSETS                             -------------    -------------
Cash and short-term investments.............................  $   1,688,830    $   1,705,582
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................    (25,614,756)     (25,614,756)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)    (164,260,985)
                                                              -------------    -------------
          Total assets......................................  $   1,688,830    $   1,705,582
                                                              =============    =============
                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................  $   1,688,830    $   1,705,582
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding)...................................             --               --
                                                              -------------    -------------
          Total liabilities and trust corpus................  $   1,688,830    $   1,705,582
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1998         1997
                                                              --------    -----------
Trust corpus, beginning of year.............................  $     --    $   183,213
Royalty proceeds and interest income, net of trust
  administrative expenses and reserve for future Trust
  expenses..................................................        --             --
Distributions payable to Unit holders.......................        --             --
Amortization of net overriding royalty interest.............        --             --
                                                              --------    -----------
Trust corpus, end of period.................................  $     --    $   183,213
                                                              ========    ===========

   The accompanying notes are an integral part of these financial statements.

                                      --3--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS
1. THE TRUST

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created effective September 30, 1983. On that date, Freeport-McMoRan Inc. (FTX) transferred a net overriding royalty interest in certain offshore oil and gas properties to a Partnership (the Partnership) equal to 90 percent of the Net Proceeds (as defined in the Conveyance referred to below) from FTX's working interests in such properties and conveyed a 99.9 percent general partnership interest in the Partnership to the Trust. Such net overriding royalty interest is referred to herein as the "Royalty." The Overriding Royalty Conveyance which created the Royalty is referred to herein as the "Conveyance." The Trust is passive, with Chase Bank of Texas National Association as Trustee. The Trustee has only such powers as are necessary for the collection and distribution of revenues attributable to the Royalty, the payment of Trust liabilities and the protection of Trust assets.

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

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996. Significant development costs, primarily at West Cameron Blocks 498 and 215, resulted in no cash receipts during 1997 or the first three months of 1998. Additionally, the Class A cost carry-forward has increased to $20.5 million at March 31, 1998 (Note 3). This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Unless the Trust has cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described above. The actual level of cash receipts, if any, during the remainder of 1998 will depend primarily on the timing and the rate of production from West Cameron Block 498, the costs and results of future exploration and development costs on West Cameron Block 498, oil and gas prices and other factors. Based on current circumstances, it is unlikely that cash receipts to the Trust will total $3 million or more in 1998, in which case the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

2. THE ROYALTY

     IMC Global Inc. (IGL) succeeded to FTX effective December 22, 1997, following the merger of FTX into IGL. Accordingly, IGL is now the Working Interest Owner and presently owns the oil and gas interests

                                      --4--
burdened by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis (Net Proceeds).

3. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital cost incurred in recent years, a cumulative excess Class A cost carry-forward of $20,458,295 existed as of March 31, 1998. This carry-forward is subject to and includes interest due the Working Interest Owner at the prime rate, which totaled $366,303, net to the Trust during the three month period of 1998. This excess Class A cost carry-forward must be recouped out of future Net Proceeds before distributions to the Unitholders can be resumed.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of March 31, 1998, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 1.4 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

5. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million, of which $1,688,830 remained as of March 31, 1998. Because of the cumulative excess Class A cost carry-forward (Note 3), $16,752 was withdrawn from the expense reserve to pay Trust administrative expenses during the first three months of 1998. There will be income tax consequences to the Unit holders for such reserve as described in
Note 6 below.

     The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds for the first quarter of 1998 was
4.6 percent.

                                      --5--

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

7. RESERVE FOR FUTURE ABANDONMENT COSTS

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

                             ---------------------

     THE INFORMATION FURNISHED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997, WHICH ARE CONTAINED IN ITS ANNUAL REPORT ON FORM 10-K FOR 1997.

                                      --6--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of March 31, 1998, the related statements of royalty proceeds and distributable cash and changes in trust corpus for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Working Interest Owner.

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

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1997 and, in our report dated March 30, 1998, we expressed an unqualified opinion on that statement.

                                          ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 21, 1998

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

     The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although it is believed that these forward-looking statements are based on reasonable assumptions, important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the timing and extent of changes in commodity prices for oil and gas, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about Trust's reserves, government regulations and other matters beyond the control of the Trustee and the Working Interest Owner.

LIKELIHOOD OF TRUST TERMINATION

     As discussed in "Capital Resources and Liquidity" below and Notes 1, 3 and 10 to the financial statements included in the 1997 Annual Report on Form 10-K, several factors occurring during 1997 increased the likelihood of the Trust being terminated. The combination of a significant increase in the Class A cost carryforward and negative reserve quantity revisions during 1997, combined with declines in oil and gas prices received by the Working Interest Owner at December 31, 1997 from those received at December 31, 1996, caused there to be no proved oil and gas reserve quantities and related discounted future net cash flows attributable to the Trust at December 31, 1997. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in the Trust's 1997 Annual Report on Form 10-K. These reserves estimates do not consider future changes in prices and costs, the use of discount rates other than 10 percent or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the trustee or an estimate of fair market value. Further, as discussed in Note 1, the Trust must have $3 million or more in cash receipts during 1998 to avoid termination. Based on current circumstances, it is unlikely that cash receipts to the Trust will total $3 million or more in 1998, in which case the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

OPERATIONAL ACTIVITIES

     Exploratory drilling on West Cameron Block 498 began in June 1994 and ultimately resulted in four successful wells which were saved for future production. A 12 slot, four pile drilling platform was set in March 1997, from which four additional wells were drilled during the remainder of 1997 and early 1998. An auxiliary platform was set in October 1997, with production facilities capable of handling 55 million cubic feet of natural gas and 15,000 barrels of oil per day. In February 1998, Coastal Oil & Gas Corporation ("Coastal"), the operator, announced average gross daily production from the initial six wells drilled of 52 million cubic feet of gas and 7,800 barrels of oil. Coastal also announced intended future development plans for additional drilling and construction activity in this block during the remainder of 1998, including drilling and completing four additional wells and setting a six-well satellite platform in the third quarter. One well commenced
                                      --8--
production in early April 1998, and another well is scheduled to be placed on production during the remainder of the second quarter of 1998. The operator commenced drilling the B-9 development well on April 18, 1998 and the #6 exploratory well on April 27, 1998. The average gross daily production for the week ending May 11, 1998 was approximately 33 million cubic feet of gas and 11,000 barrels of oil. Total capital expenditures net to the Trust during the first quarter of 1998 were $2.3 million for this block, in which the Working Interest Owner owns a 23.1 percent working interest and a 19.2 net revenue interest.

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders during the first three months of 1998 or 1997, primarily because of significant capital expenditures. During the first quarter of 1998, Total Costs exceeded Gross Proceeds by approximately $3.3 million, primarily because of the capital costs incurred to develop West Cameron Block 498. As a result, the Class A cost carry-forward increased to $20.5 million (Note 3) net to the Trust as of March 31, 1998. Because of the Class A cost carry-forward, the Trust administrative expenses were paid from the expense reserve during the 1998 and 1997 periods. The calculation of distributable cash for each period follows:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Gross Proceeds(1)...........................................  $   764,281    $   815,212
Total Costs(2)..............................................   (4,111,067)    (2,221,790)
Excess Class A cost carry-forward, net(3)...................    3,346,786      1,406,578
                                                              -----------    -----------
Net Proceeds................................................           --             --
Percentage attributable to Royalty..........................         90.0%          90.0%
                                                              -----------    -----------
Amounts payable attributable to Royalty.....................           --             --
Percentage attributable to the Trust........................         99.9%          99.9%
                                                              -----------    -----------
Royalty Proceeds............................................           --             --
Trust administrative expenses...............................      (36,116)       (87,615)
                                                              -----------    -----------
                                                                  (36,116)       (87,615)
Interest income.............................................       19,364         18,811
Reserve for future Trust expenses(4)........................       16,752         68,804
                                                              -----------    -----------
Distributable cash..........................................  $        --    $        --
                                                              ===========    ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three month period ended in February of such year.

(2) Represents amounts accrued by the Working Interest Owner during the three month period ended in February of such year. Includes accrued interest of $366,303 in 1998 and $58,473 in 1997.

(3) Represents Class A costs incurred in the applicable period that remained outstanding as of the end of such period.

(4) Represents withdrawals from the Trust administrative expense reserve during the respective periods.

                                      --9--

     Gross Proceeds, which includes gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                                  FIRST QUARTER
                                                              ---------------------
                                                                1998         1997
                                                              --------     --------
Natural Gas
  Revenues (in millions)....................................   $  0.7       $  0.4
  Sales volumes (in million cubic feet).....................      249          137
  Average realization (per thousand cubic feet).............   $ 2.74       $ 2.82
Oil
  Revenues (in millions)....................................   $  0.1       $  0.4
  Sales volumes (in thousands of barrels)...................      4.3         18.2
  Average realization (per barrel)..........................   $19.38       $23.50

     Gas volumes for the 1998 period increased over the 1997 period because of the commencement of production at West Cameron Block 498 from six development wells during the fourth quarter of 1997 and another development well in March 1998. The new production at West Cameron Block 498 was offset in part by normal production declines on the remaining properties. Oil volumes for the 1998 period decreased from 1997 levels because of normal production declines. Receipt of initial oil revenue from West Cameron Block 498 did not commence until April 1998. Revenues for the 1998 period were adversely affected by declining natural gas and oil prices.

     Costs consist of the following (in millions):

                                                                  FIRST QUARTER
                                                              ---------------------
                                                                1998         1997
                                                              --------     --------
Lease operating expenses....................................    $0.4        $(0.1)
Exploration and development costs...........................     3.2          2.2
Interest, abandonment costs withheld and other..............     0.5          0.1
                                                                ----        -----
                                                                $4.1        $ 2.2
                                                                ====        =====

     Lease operating expenses for the 1998 period increased over the 1997 period because an insurance accrual adjustment resulted in an approximate $0.4 million credit in the first quarter of 1997, and increased lease operating expense for West Cameron Block 498 during 1998. Exploration and development costs for the first quarter 1998 relate primarily to development and exploration at West Cameron Block 498. First quarter 1997 costs related to the development of West Cameron Block 498 and Breton Sound Block 55. Abandonment costs, which have been accrued each period based on the estimate of costs required to abandon the Trust's properties, are now fully accrued. See further discussion under "Capital Resources and Liquidity" and Note 7 to the Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

     The Trustee may sell or dispose of the Trust's interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty only as authorized by a vote of the Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale

                                     --10--

(without such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders.

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996. Significant development costs, primarily at West Cameron Blocks 498 and 215, resulted in no cash receipts during 1997, or the first three months of 1998. Additionally, the Class A cost carry-forward has increased to $20.5 million at March 31, 1998 (Note 3). This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Unless the Trust has cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described above. The actual level of cash receipts, if any, during the remainder of 1998 will depend primarily on the timing and the rate of production from West Cameron Block 498, the costs and results of future exploration and development costs on West Cameron Blocks 498, oil and gas prices and other factors. Based on current circumstances, it is unlikely that cash receipts to the Trust will total $3 million or more in 1998, in which case the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     Total committed exploration and development costs for the remainder of 1998 are presently estimated by the Working Interest Owner to be approximately $3.5 million net to the Trust, primarily for the development of West Cameron Block
498. This estimate is derived from cost estimates provided by the operators of the Royalty Properties and may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operator. These expenditures can be expected to reduce and could further delay resumption of distributions to Unit holders.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (Note 7). As of March 31, 1998, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $9.5 million net to the Trust, of which all has been withheld from distributions to Unit holders. Any adjustments to the estimated abandonment costs or variances will reduce or increase future distributable cash accordingly.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 5), of which $1.7 million remained at March 31, 1998.

                                     --11--

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      One report on Form 8-K and one report on Form 8-K/A, both reporting events under Item 5, were filed by the registrant on February 3, 1998.

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

                                                         FREEPORT-McMoRan OIL AND GAS
                                                         ROYALTY TRUST

                                                         By: Chase Bank of Texas, National
                                                             Association, Trustee

                                                         By:    /s/  PETE FOSTER
                                                         --------------------------------------------
                                                                          PETE FOSTER
                                                            SENIOR VICE PRESIDENT AND TRUST OFFICER

Date: May 15, 1998

                                     --13--

                               INDEX TO EXHIBITS

NO.                          DESCRIPTION
---  ------------------------------------------------------------
27   Financial Date Schedule