Form 10-Q
period 1998-06-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1998-08-14
CIK 727094

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

For the quarterly period ended June 30, 1998.

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

Yes   X  No  ______
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        --------------------------    --------------------------
                                           1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
Royalty proceeds......................  $        --    $        --    $        --    $        --
Trust administrative expenses.........     (127,868)       (84,722)      (163,984)      (172,337)
Interest income.......................       18,865         19,416         38,229         38,227
Reserve for future Trust expenses.....      109,003         65,306        125,755        134,110
                                        -----------    -----------    -----------    -----------
Distributable cash....................  $        --    $        --    $        --    $        --
                                        ===========    ===========    ===========    ===========
Distributable cash per Unit...........  $        --    $        --    $        --    $        --
                                        ===========    ===========    ===========    ===========
Units outstanding.....................   14,975,390     14,975,390     14,975,390     14,975,390
                                        ===========    ===========    ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                JUNE 30,       DECEMBER 31,
                                                                  1998             1997
                           ASSETS                             -------------    -------------
Cash and short-term investments.............................  $   1,579,826    $   1,705,582
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................    (25,614,756)     (25,614,756)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)    (164,260,985)
                                                              -------------    -------------
          Total assets......................................  $   1,579,826    $   1,705,582
                                                              =============    =============
                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................  $   1,579,826    $   1,705,582
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding)...................................             --               --
                                                              -------------    -------------
          Total liabilities and trust corpus................  $   1,579,826    $   1,705,582
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Trust corpus, beginning of year.............................  $     --    $183,213
Royalty proceeds and interest income, net of trust
  administrative expenses and reserve for future Trust
  expenses..................................................        --          --
Distributions payable to Unit holders.......................        --          --
Amortization of net overriding royalty interest.............        --          --
                                                              --------    --------
Trust corpus, end of period.................................  $     --    $183,213
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

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996 or 1997. Continued significant development of West Cameron Block 498 has contributed to no cash being received during the first six months of 1998. Additionally, the Class A cost carry-forward has increased to $21.7 million at June 30, 1998 (Note 3). This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Unless the Trust has cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described above. The actual level of cash receipts, if any, during the remainder of 1998 will depend primarily on the timing and the rate of production from West Cameron Block 498, the costs and results of future exploration and development costs on West Cameron Block 498, oil and gas prices and other factors. Based on current circumstances, it is unlikely that cash receipts to the Trust will total $3 million or more in 1998, in which case the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

     A trust unitholder has advised the Trustee that he intends to seek unitholder approval to convert the Trust into a corporation. The proposed transaction would exchange each unit of beneficial interest in the Trust for one share of a newly-formed ("NEWCO") corporation's common stock. The proposed transaction must be approved by the Trust's Unitholders at a special meeting and Newco common stock to be issued would have to

                                      --4--
be registered with the SEC under the Securities Act of 1933. Through July 21, 1998, there have been no further developments concerning this proposed transaction.

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

3. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of capital costs incurred in recent years, a cumulative excess Class A cost carry-forward of $21,652,246 existed as of June 30, 1998. This carry-forward is subject to and includes interest due the Working Interest Owner at the prime rate, which totaled $812,689, net to the Trust during the six month period of 1998. This excess Class A cost carry-forward must be recouped out of future Net Proceeds before distributions to the Unitholders can be resumed.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas taken by the former principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of June 30, 1998, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 1.4 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which is uncertain.

5. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million, of which $1,579,826 remained as of June 30, 1998. Because of

                                      --5--
the cumulative excess Class A cost carry-forward (Note 3), $125,755 was withdrawn from the expense reserve to pay Trust administrative expenses during the first six months of 1998. There will be income tax consequences to the Unit holders for such reserve as described in Note 6 below.

     The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds for the second quarter of 1998 was
4.6 percent.

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

                                      --6--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of June 30, 1998, the related statements of royalty proceeds and distributable cash for the three month and six month periods ended June 30, 1998 and 1997 and the statement of changes in trust corpus for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Working Interest Owner.

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

New Orleans, Louisiana
July 21, 1998

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

LIKELIHOOD OF TRUST TERMINATION

     As discussed in "Capital Resources and Liquidity" below and Notes 1, 3 and 10 to the financial statements included in the 1997 Annual Report on Form 10-K, several factors occurring during 1997 increased the likelihood of the Trust being terminated. The combination of a significant increase in the Class A cost carryforward and negative reserve quantity revisions during 1997, combined with declines in oil and gas prices received by the Working Interest Owner at December 31, 1997 from those received at December 31, 1996, caused there to be no proved oil and gas reserve quantities and related discounted future net cash flows attributable to the Trust at December 31, 1997. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in the Trust's 1997 Annual Report on Form 10-K. These reserves estimates do not consider future changes in prices and costs, the use of discount rates other than 10 percent or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the trustee or an estimate of fair market value. Further, as discussed in Note 1, the Trust must have $3 million or more in cash receipts during 1998 to avoid termination. Based on current circumstances, it is unlikely that cash receipts to the Trust will total $3 million or more in 1998, in which case the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty. On June 11, 1998, a Trust unitholder announced his intention to seek unitholder approval to convert the Trust's units into common stock of a newly-formed corporation. At this time it is uncertain whether or not such proposal has the necessary support to proceed. (See "Capital Resources and Liquidity."

OPERATIONAL ACTIVITIES

     Exploratory drilling on West Cameron Block 498 began in June 1994 and ultimately resulted in four successful wells, which were saved for future production. A 12 slot four pile drilling platform was set in March 1997, from which four additional wells were drilled during the remainder of 1997 and early 1998. An auxiliary platform was set in October 1997, with production facilities capable of handling 55 million cubic feet (Mmcf) of natural gas and 15,000 barrels of oil per day. In February 1998, Coastal Oil & Gas Corporation (Coastal), the operator, announced intended future development plans for additional drilling and construction activity in this block during the remainder of 1998, including drilling and completing four additional wells and setting a
                                      --8--
six-well satellite platform during the third-quarter. At June 30, 1998, West Cameron Block 498 had eight development wells that contributed to production during the second quarter of 1998. In June 1998, one of these wells was temporarily shut in, re-completed and placed back on production in early July 1998. The B-9 well commenced during April 1998, was completed and logged in late June and placed on production in early July 1998. The B-10 development well commenced drilling in early July 1998 and was completed in early August 1998. The drilling rig has been moved off location. The #6 exploratory well commenced drilling during April 1998, was drilled and temporarily abandoned. A new platform is currently being fabricated for developing the #6 well. The platform will be set at a separate surface location from existing platforms in the field during the third quarter. The average gross daily production relating to revenues received by the Trust from this field during the second quarter was approximately 8,100 barrels of oil and 37 Mmcf of gas. The average gross daily production figures may vary throughout the life of the field. These variations may be attributable to a number of factors, including the number of wells on production at a given point in time, natural depletion of wells, production techniques, and adjustments to flow rates in order to optimally produce the related reserves. Total capital expenditures net to the Trust during the first six months of 1998 were approximately $6.0 million for this block, in which the Working Interest Owner owns a 23.1 percent working interest and a 19.2 net revenue interest.

                                      --9--

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders during the first six months of 1998 or 1997, primarily because of significant capital expenditures. During the three months and six months ended June 30 1998, Total Costs exceeded Gross Proceeds by approximately $1.3 and $4.7 million, respectively, primarily because of the capital costs incurred to explore and develop West Cameron Block
498. As a result, the Class A cost carry-forward increased to $21.7 million (Note 3) net to the Trust as of June 30, 1998. Because of the Class A cost carry-forward, the Trust administrative expenses were paid from the expense reserve during the 1998 and 1997 periods. The calculation of distributable cash for each period follows:

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        --------------------------    --------------------------
                                           1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
Gross Proceeds(1).....................  $ 4,544,162    $   799,415    $ 5,308,443    $ 1,614,627
Total Costs(2)........................   (5,872,103)    (4,746,328)    (9,983,170)    (6,968,118)
Excess Class A cost (recovery) carry-
  forward, net(3).....................    1,327,941      3,946,913      4,674,727      5,353,491
                                        -----------    -----------    -----------    -----------
Net Proceeds..........................           --             --             --             --
Percentage attributable to Royalty....         90.0%          90.0%          90.0%          90.0%
                                        -----------    -----------    -----------    -----------
Amounts payable attributable to
  Royalty.............................           --             --             --             --
Percentage attributable to the
  Trust...............................         99.9%          99.9%          99.9%          99.9%
                                        -----------    -----------    -----------    -----------
Royalty Proceeds......................           --             --             --             --
Trust administrative expenses.........     (127,868)       (84,722)      (163,984)      (172,337)
                                        -----------    -----------    -----------    -----------
                                           (127,868)       (84,722)      (163,984)      (172,337)
Interest income.......................       18,865         19,416         38,229         38,227
Reserve for future Trust
  expenses(4).........................      109,003         65,306        125,755        134,110
                                        -----------    -----------    -----------    -----------
Distributable cash....................  $        --    $        --    $        --    $        --
                                        ===========    ===========    ===========    ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three and six month periods ended in May of such year.
(2) Represents amounts accrued by the Working Interest Owner during the three and six month periods ended in May of such year. Includes accrued interest of $446,386 and $812,689 for the three and six months during 1998 as well as $110,873 and $169,346 for the three and six months during 1997.
(3) Represents Class A costs incurred in the applicable period that remained outstanding as of the end of such period.
(4) Represents withdrawals from the Trust administrative expense reserve during the respective periods.

                                     --10--

     Gross Proceeds, which includes gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                     SECOND QUARTER            SIX MONTHS
                                                   -------------------     -------------------
                                                     1998       1997         1998       1997
                                                   --------   --------     --------   --------
Natural Gas
  Revenues (in millions).........................   $  2.0     $  0.4       $  2.7     $  0.8
  Sales volumes (in million cubic feet)..........      891        161        1,140        298
  Average realization (per thousand cubic
     feet).......................................   $ 2.22     $ 2.82       $ 2.33     $ 2.82
Oil
  Revenues (in millions).........................   $  2.5     $  0.4       $  2.6     $  0.8
  Sales volumes (in thousands of barrels)........    168.8       16.3        173.1       34.5
  Average realization (per barrel)...............   $15.21     $21.20       $15.32     $22.41

     Revenues and volumes for oil and gas during the six months and three months ended June 30, 1998 increased substantially over the comparable periods during 1997 primarily reflecting the increased development and subsequent production at West Cameron Block 498. Production at West Cameron Block 498 commenced during the fourth quarter of 1997 from six wells and the number of producing wells has increased to eight as of June 30, 1998. The increased revenues from West Cameron Block 498 were offset in part by normal production declines at the Trust's other remaining properties and by lower oil and natural gas prices, most significantly during the second quarter of 1998 when oil prices fell significantly.

     Costs consist of the following (in millions):

                                                           SECOND QUARTER             SIX MONTHS
                                                        --------------------     --------------------
                                                          1998        1997         1998        1997
                                                        --------    --------     --------    --------
Lease operating expenses..............................    $0.9        $0.4        $ 1.3        $0.3
Exploration and development costs.....................     4.4         4.2          7.6         6.4
Interest, abandonment costs withheld and other........     0.6         0.1          1.1         0.2
                                                          ----        ----        -----        ----
                                                          $5.9        $4.7        $10.0        $6.9
                                                          ====        ====        =====        ====

     Lease operating expenses for the six months and second quarter ended June 30, 1998 increased from the comparable periods during 1997 primarily because of the increasing production costs associated with West Cameron Block 498. In addition, the six months ended June 30, 1997 contains a first quarter adjustment, affecting insurance, which resulted in an approximate $0.4 million credit to lease operating expense during that period. Exploration and development costs for the six months and second quarter of both 1998 and 1997 primarily reflects the drilling activity at West Cameron Block 498. The increase in interest is the result of the Class A carry-forward escalating throughout 1997 and the first six months of 1998. Abandonment costs, which have been accrued each period on the estimate of costs required to abandon the Trust's properties, are now fully accrued based on current estimates. See further discussion under "Capital Resources and Liquidity" and Note 7 to the Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

     The Trustee may sell or dispose of the Trust's interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty only as authorized by a vote of the Unit holders, upon termination

                                     --11--
of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders.

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996 or 1997. Significant development costs, primarily at West Cameron Block 498, resulted in no cash receipts during the first six months of 1998. Additionally, the Class A cost carry-forward has increased to $21.7 million at June 30, 1998 (Note 3). This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Unless the Trust has cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described above. The actual level of cash receipts, if any, during the remainder of 1998 will depend primarily on the timing and the rate of production from West Cameron Block 498, the costs and results of future exploration and development costs on West Cameron Block 498, oil and gas prices and other factors. Based on current circumstances, it is unlikely that cash receipts to the Trust will total $3 million or more in 1998, in which case the Trustee would be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

     A trust unitholder has advised the Trustee that he intends to seek unitholder approval to convert the Trust into a corporation. The proposed transaction would exchange each unit of beneficial interest in the Trust for one share of a newly-formed ("NEWCO") corporation's common stock. The proposed transaction must be approved by the Trust's Unitholders at a special meeting and Newco common stock to be issued would have to be registered with the SEC under the Securities Act of 1933. At the time of the filing of this report there have been no further developments concerning this proposed transaction.

     Total committed exploration and development costs for the remainder of 1998 are presently estimated by the Working Interest Owner to be approximately $2.4 million net to the Trust, primarily for the development of West Cameron Block
498. This estimate is derived from cost estimates provided by the operators of the Royalty Properties and may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operator. These expenditures can be expected to reduce and could further delay resumption of distributions to Unit holders.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (Note 7). As of June 30, 1998, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $9.5 million net to the Trust, of which all has been withheld from distributions to Unit holders. Any adjustments to the estimated abandonment costs or variances will reduce or increase future distributable cash accordingly.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 5), of which $1.6 million remained at June 30, 1998.

                                     --12--

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

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

                                                         FREEPORT-McMoRan OIL AND GAS
                                                         ROYALTY TRUST

                                                         By: Chase Bank of Texas, National
                                                         Association,
                                                               Trustee

                                                                      By: /s/ PETE FOSTER
                                                         ---------------------------------------------
                                                                          PETE FOSTER
                                                            SENIOR VICE PRESIDENT AND TRUST OFFICER

Date: August 14, 1998

                                     --14--

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                       DESCRIPTION
         ------                                       -----------
           27                 Financial Data Schedule