Form 10-Q
period 1998-09-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1998-11-13
CIK 727094

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

For the quarterly period ended September 30, 1998.

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

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                        --------------------------    --------------------------
                                           1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
Royalty proceeds......................  $        --    $        --    $        --    $        --
Trust administrative expenses.........     (126,010)      (135,042)      (289,994)      (307,378)
Interest income.......................       17,870         20,597         56,099         58,824
Reserve for future Trust expenses.....      108,140        114,445        233,895        248,554
                                        -----------    -----------    -----------    -----------
Distributable cash....................  $        --    $        --    $        --    $        --
                                        ===========    ===========    ===========    ===========
Distributable cash per Unit...........  $        --    $        --    $        --    $        --
                                        ===========    ===========    ===========    ===========
Units outstanding.....................   14,975,390     14,975,390     14,975,390     14,975,390
                                        ===========    ===========    ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                           ASSETS                             -------------    -------------
Cash and short-term investments.............................  $   1,471,687    $   1,705,582
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, adjustments to recorded cost of net overriding royalty
  interest in oil and gas properties........................    (25,614,756)     (25,614,756)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)    (164,260,985)
                                                              -------------    -------------
          Total assets......................................  $   1,471,687    $   1,705,582
                                                              =============    =============
                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................  $   1,471,687    $   1,705,582
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding)...................................             --               --
                                                              -------------    -------------
          Total liabilities and trust corpus................  $   1,471,687    $   1,705,582
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
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

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996 or 1997. Continued significant development of West Cameron Block 498 has contributed to no cash being received during the first nine months of 1998. Additionally, the Class A cost carry-forward has increased to $23.4 million at September 30, 1998 (Note 3). This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Unless the Trust has cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described above. The Working Interest Owner has informed the Trustee that there will be no Royalty payments during 1998. Accordingly, under the Trust Agreement, the Trustee will be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

     The Working Interest Owner has advised the Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is substantially less than the cumulative excess Class A cost carry-forward. The Working Interest Owner is entitled to recover this carry-forward amount from production (as well as other costs) prior to resuming payments in respect of the Royalties. The Working Interest Owner has also advised that it believes that production from such reserves, together with gas imbalance payments that may be received in the future, will be insufficient to

                                      --4--
eliminate the cumulative Class A cost carry-forward and cover other costs taken into account in calculating the Royalties. This information indicates that it is unlikely that any additional Royalty payments will be received by the Trust prior to its termination and liquidation. It also indicates that the Royalties may have little or no value, based on the net present value of reserves determined as a result of the independent review. In connection with the termination of the Trust, the Trustee intends to sell the Trust's interest in the Partnership, or to cause the Partnership to sell the Royalty, for cash to the highest bidder. Although the Trustee will endeavor to offer the Partnership interest, or to cause the Partnership to offer the Royalty, pursuant to procedures intended to maximize the proceeds to the Trust, the Trustee can give no assurance regarding the amounts, if any, to be realized as a result of such offer.

     A trust unitholder has advised the Trustee that he intends to seek unitholder approval to convert the Trust into a corporation. The Trustee has not received any formal proposal from the unitholder, nor is the Trustee aware of any likely method by which such a conversion can be accomplished.

2. THE ROYALTY

     IMC Global Inc. (IGL) succeeded to FTX effective December 22, 1997, following the merger of FTX into IGL. Accordingly, IGL is now the Working Interest Owner and presently owns the oil and gas interests burdened by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis (Net Proceeds). Included in the calculation of expenses is a cost-carryforward. See Note 3.

3. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of capital costs incurred in recent years, a cumulative excess Class A cost carry-forward of $23,377,874 existed as of September 30, 1998. This carry-forward is subject to and includes an interest factor, calculated at the prime rate, which totaled $1,434,799 ($1,291,319, net to the Trust) during the nine month period of 1998 and cumulatively totaled $2,391,572 ($2,150,262, net to the Trust). This excess Class A cost carry-forward must be recouped by the Working Interest Owner out of future Net Proceeds before Royalty distributions can be resumed. Given the amount of the cumulative excess Class A cost carry-forward and the imminent termination of the Trust, it is highly unlikely that distributions to Unitholders will ever be resumed. In addition, the Working Interest Owner has given the Trustee information indicating that it is unlikely that any additional Royalty payments will be received by the Trust prior to its termination and liquidation. See Note 1.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas taken by the former principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties
                                      --5--
but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of September 30, 1998, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 1.6 billion cubic feet (bcf) (1.4 bcf net to the Trust). Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain. Because the cumulative excess Class A carry-forward is relatively large and the Working Interest Owner is entitled to recover such carry-forward from Gross Proceeds, it is unlikely that the receipt of compensation, if any, from gas balancing arrangements will result in the payment of Royalties. See Notes 1 and 2.

5. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses until such time, if ever, as the Trust once again receives Royalty payments, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million, of which $1,471,687 remained as of September 30, 1998. Because no Royalty payments were received during the first nine months of 1998 (Note 3), $233,895 was withdrawn from the expense reserve to pay Trust administrative expenses during the period. There will be income tax consequences to the Unit holders for such reserve as described in Note 6 below.

     The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds for the third quarter of 1998 was
4.65 percent per annum.

6. FEDERAL INCOME TAX MATTERS

     Unit holders are required to report taxable income for the interest earned on the expense reserve even if no distributions are received by the Unit holders. The expense reserve established for Trust administrative expenses described in Note 5 above will give rise to income tax deductions as administrative expenses are incurred and paid with funds deposited in the reserve.

7. WORKING INTEREST OWNER'S RESERVE FOR FUTURE ABANDONMENT COSTS

     Estimated future abandonment costs are accrued by the Working Interest Owner over the life of the properties burdened by the Royalty based on current laws and regulations. During the 1997 fourth quarter an updated assessment of estimated future abandonment costs was undertaken by the Working Interest Owner, taking into consideration current labor and equipment costs levels and permitted abandonment practices. This assessment resulted in a revision of estimated remaining future abandonment costs to an amount that is
                                      --6--
approximately equal to amounts previously included as abandonment costs for purposes of calculating the Royalty. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operation or technology. As of December 31, 1997, the estimated remaining aggregate abandonment costs to be incurred for all of the properties burdened by the Royalty totaled $9.5 million net to the Trust, all of which has been included as abandonment costs for purposes of calculating the Royalty. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase amounts deducted for the purpose of calculating the Royalty.

                             ---------------------

     THE INFORMATION FURNISHED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997, WHICH ARE CONTAINED IN ITS ANNUAL REPORT ON FORM 10-K FOR 1997.

                                      --7--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of September 30, 1998, the related statements of royalty proceeds and distributable cash for the three month and nine month periods ended September 30, 1998 and 1997 and the statement of changes in trust corpus for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Working Interest Owner.

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

New Orleans, Louisiana
October 20, 1998

                                      --8--

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

     The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although it is believed that these forward-looking statements are based on reasonable assumptions, important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the timing and extent of changes in commodity prices for oil and gas, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about oil and gas reserves in respect of properties burdened by the Royalty, government regulations and other matters beyond the control of the Trustee and the Working Interest Owner.

LIKELIHOOD OF TRUST TERMINATION

     As discussed in "Capital Resources and Liquidity" below and Notes 1, 3 and 10 to the financial statements included in the 1997 Annual Report on Form 10-K, several factors occurring during 1997 increased the likelihood of the Trust being terminated. The combination of a significant increase in the Class A cost carryforward and negative reserve quantity revisions during 1997, combined with declines in oil and gas prices received by the Working Interest Owner at December 31, 1997 from those received at December 31, 1996, caused there to be no proved oil and gas reserve quantities and related discounted future net cash flows attributable to the Trust at December 31, 1997. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in the Trust's 1997 Annual Report on Form 10-K. These reserves estimates do not consider changes in prices and costs subsequent to December 31, 1997, or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the trustee or an estimate of fair market value. Further, as discussed in Note 1, the Trust must have $3 million or more in cash receipts during 1998 to avoid termination. The Working Interest Owner has informed the Trustee that there will be no Royalty payments in 1998, in which case the Trustee will be required to sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty, thereby terminating the Trust. The Working Interest Owner has advised the Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is substantially less than the cumulative excess Class A cost carryforward. See
Note 1 to the Financial Statements. The information from the Working Interest Owner indicates that the Royalties may have little or no value, based on the net present value of reserves determined as a result of the independent review. In connection with the termination of the Trust, the Trustee intends to sell the Trust's interest in the Partnership, or to cause the Partnership to sell the Royalty, for cash to the highest bidder. Although the Trustee will endeavor to offer the Partnership interest, or to cause the Partnership to offer the Royalty, pursuant to procedures intended to maximize the proceeds to the Trust, the Trustee can give no assurance regarding the amounts, if any, to be realized as a result of such offer.

                                      --9--

     On June 11, 1998, a Trust unitholder announced his intention to seek unitholder approval to convert the Trust's units into common stock of a newly-formed corporation. The Trustee has not received any formal proposal from the unitholder, nor is the Trustee aware of any likely method by which such a conversion can be accomplished.

OPERATIONAL ACTIVITIES

     Exploratory drilling on West Cameron Block 498 began in June 1994 and ultimately resulted in four successful wells, which were saved for future production. A 12 slot four pile drilling platform was set in March 1997, from which four additional wells were drilled during the remainder of 1997 and early 1998. An auxiliary platform was set in October 1997, with production facilities capable of handling 55 million cubic feet (Mmcf) of natural gas and 15,000 barrels of oil per day. In February 1998, Coastal Oil & Gas Corporation (Coastal), the operator, announced intended future development plans for additional drilling and construction activity in this block during the remainder of 1998, including drilling and completing four additional wells and setting a six-well satellite platform during the third-quarter. At September 30, 1998, West Cameron Block 498 had ten development wells that contributed to production during the third quarter of 1998. In June 1998, one of these wells was temporarily shut in, re-completed and placed back on production in early July 1998. The B-9 well commenced during April 1998, was completed and logged in late June and placed on production in early July 1998. The B-10 development well commenced drilling in early July 1998 and was completed in early August 1998. The drilling rig has been moved off location. The #6 exploratory well commenced drilling during April 1998, was drilled and temporarily abandoned. A new platform has been fabricated for developing the #6 well. The platform was scheduled to be set at a separate surface location from existing platforms in the field during the third quarter, but unexpected delays, due mainly to tropical storms and hurricanes in the Gulf of Mexico, have pushed the installation of this platform into the fourth quarter. The average gross daily production relating to revenue received by the Trust from this field during the third quarter was approximately 8,500 barrels of oil and 26 Mmcf of gas. The average gross daily production figures may vary throughout the life of the field. These variations may be attributable to a number of factors, including the number of wells on production at a given point in time, natural depletion of wells, production techniques, and adjustments to flow rates in order to optimally produce the related reserves. Total capital expenditures of the Working Interest Owner during the nine months ended September 30, 1998 were approximately $11.3 million for this block, in which the Working Interest Owner owns a 23.1 percent working interest and a 19.2 net revenue interest prior to taking into account the Trust's Royalty interest.

                                     --10--

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders during the first nine months of 1998 or 1997, primarily because of significant capital expenditures incurred by the Working Interest Owner. During the three months and nine months ended September 30, 1998, Total Costs exceeded Gross Proceeds by approximately $1.9 and $6.6 million, respectively, primarily because of the capital costs incurred to explore and develop West Cameron Block 498. As a result, the Class A cost carry-forward increased to $23.4 million (Note 3) as of September 30, 1998. Because of the Class A cost carry-forward, there were no payments in respect of the Royalty, and the Trust administrative expenses were paid from the expense reserve during the 1998 and 1997 periods. The calculation of the Royalty and the Trust's distributable cash for each period follows:

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                      --------------------------    ----------------------------
                                         1998           1997            1998            1997
                                      -----------    -----------    ------------    ------------
Gross Proceeds(1)...................  $ 3,830,172    $   611,008    $  9,138,615    $  2,225,635
Total Costs(2)......................   (5,749,455)    (4,936,236)    (15,732,625)    (11,904,354)
Excess Class A cost (recovery)
  carry-forward, net(3).............    1,919,283      4,325,228       6,594,010       9,678,719
                                      -----------    -----------    ------------    ------------
Net Proceeds........................           --             --              --              --
Percentage attributable to
  Royalty...........................         90.0%          90.0%           90.0%           90.0%
                                      -----------    -----------    ------------    ------------
Amounts payable attributable to
  Royalty...........................           --             --              --              --
Percentage attributable to the
  Trust.............................         99.9%          99.9%           99.9%           99.9%
                                      -----------    -----------    ------------    ------------
Royalty Proceeds....................           --             --              --              --
Trust administrative expenses.......     (126,010)      (135,042)       (289,994)       (307,378)
                                      -----------    -----------    ------------    ------------
                                         (126,010)      (135,042)       (289,994)       (307,378)
Interest income.....................       17,870         20,597          56,099          58,824
Reserve for future Trust
  expenses(4).......................      108,140        114,445         233,895         248,554
                                      -----------    -----------    ------------    ------------
Distributable cash..................  $        --    $        --    $         --    $         --
                                      ===========    ===========    ============    ============

---------------

(1) Represents amounts received by the Working Interest Owner during the three and nine month periods ended in August of such year.
(2) Represents amounts accrued by the Working Interest Owner during the three and nine month periods ended in August of such year. Includes accrued interest of $478,630 and $1,291,319 for the three and nine months during 1998 as well as $202,345 and $371,692 for the three and nine months during 1997.
(3) Represents Class A costs incurred in the applicable period that remained outstanding as of the end of such period.
(4) Represents withdrawals from the Trust administrative expense reserve during the respective periods.

                                     --11--

     Gross Proceeds, which includes gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                      THIRD QUARTER            NINE MONTHS
                                                   -------------------     -------------------
                                                     1998       1997         1998       1997
                                                   --------   --------     --------   --------
Natural Gas
  Revenues (in millions).........................   $  1.4     $  0.3       $  4.1     $  1.2
  Sales volumes (in million cubic feet)..........      639        146        1,779        444
  Average realization (per thousand cubic
     feet).......................................   $ 2.26     $ 2.23       $ 2.30     $ 2.63
Oil
  Revenues (in millions).........................   $  2.4     $  0.3       $  5.0     $  1.1
  Sales volumes (in thousands of barrels)........    178.5       15.4        351.5       50.0
  Average realization (per barrel)...............   $13.39     $18.47       $14.34     $21.20

     Revenues and volumes for oil and gas during the nine months and three months ended September 30, 1998 increased substantially over the comparable periods during 1997 primarily reflecting the increased development and subsequent production at West Cameron Block 498. Production at West Cameron Block 498 commenced during the fourth quarter of 1997 from six wells and the number of producing wells has increased to ten as of September 30, 1998. The increased revenues from West Cameron Block 498 were offset in part by normal production declines at the other properties burdened by the Royalty and by lower oil and natural gas prices, which fell significantly during the second quarter of 1998.

     Costs consist of the following (in millions):

                                                          THIRD QUARTER             NINE MONTHS
                                                       --------------------     --------------------
                                                         1998        1997         1998        1997
                                                       --------    --------     --------    --------
Lease operating expenses.............................    $1.4        $0.4        $ 2.7       $ 0.6
Exploration and development costs....................     3.7         4.4         11.3        10.8
Interest, abandonment costs withheld and other.......     0.6         0.1          1.7         0.5
                                                         ----        ----        -----       -----
                                                         $5.7        $4.9        $15.7       $11.9
                                                         ====        ====        =====       =====

     Lease operating expenses for the nine months and third quarter ended September 30, 1998 increased from the comparable periods during 1997 primarily because of the increasing production costs associated with West Cameron Block 498 as well as, $0.2 million being recorded during the third quarter to settle a disputed liability at Vermilion Block 310. In addition, the nine months ended September 30, 1997 contains a first quarter adjustment, affecting insurance, which resulted in an approximate $0.4 million credit to lease operating expense during that period. Exploration and development costs for the nine months and third quarter of both 1998 and 1997 primarily reflects the drilling activity at West Cameron Block 498. The increase in interest is the result of the Class A carry-forward escalating throughout 1997 and the first nine months of 1998. Abandonment costs, which have been accrued each period on the estimate of costs required to abandon the properties burdened by the Royalty, are now fully accrued based on current estimates. See further discussion under "Capital Resources and Liquidity" and Note 7 to the Financial Statements.

                                     --12--

CAPITAL RESOURCES AND LIQUIDITY

     The Trustee may sell or dispose of the Trust's interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty only as authorized by a vote of the Unit holders in accordance with the Trust Indenture, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders.

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996 or 1997. Significant development costs, primarily at West Cameron Block 498, resulted in no cash receipts during the first nine months of 1998. Additionally, the Class A cost carry-forward has increased to $23.4 million at September 30, 1998 (Note 3). This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. The Working Interest Owner has informed the Trustee that there will be no Royalty payments during 1998. Thus, it is anticipated that the Trust will be terminated by one of the means described above.

     A trust unitholder has advised the Trustee that he intends to seek unitholder approval to convert the Trust into a corporation. The Trustee has not received any formal proposal from the unitholder, nor is the Trustee aware of any likely method by which such a conversion can be accomplished.

     Total committed exploration and development costs for the remainder of 1998 are presently estimated by the Working Interest Owner to be approximately $2.2 million net to the Trust, primarily for the development of West Cameron Block
498. This estimate is derived from cost estimates provided by the operators of the Royalty Properties and may vary from actual costs depending on the success of drilling, particular circumstances encountered during drilling and many other factors outside the control of the operators. These expenditures can be expected to delay resumption of Royalty payments. For the reasons stated above and in
Note 1 to the Financial Statements, it is unlikely that any additional Royalty payments will be received by the Trust prior to its termination and liquidation.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the properties burdened by the Royalty (Note 7). As of September 30, 1998, the estimated remaining aggregate abandonment costs to be incurred by the Working Interest Owner for all of the properties burdened by the Royalty totaled $10.6 million ($9.5 million net to the Trust), of which all has been included as a cost for the purpose of calculating the Royalty. Any adjustments to the estimated abandonment costs or variances will reduce or increase costs included for the purpose of calculating the Royalty.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust is not receiving Royalty payments, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 5), of which $1.5 million remained at September 30, 1998.

                                     --13--

IMPACT OF YEAR 2000 COMPLIANCE

     Chase Bank of Texas, National Association (Chase) has developed and is implementing a program to prepare its systems and applications for the Year 2000, including those used to render services to the Trust. In connection therewith, Chase intends to have such systems and applications capable of processing, on and after January 1, 2000, date and date-related data consistent with the functionality of such systems and applications, without a material adverse effect upon its performance of services as Trustee.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                                     --14--

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

                                           FREEPORT-McMoRan OIL AND GAS
                                           ROYALTY TRUST

                                           By: Chase Bank of Texas, National
                                               Association, Trustee

                                           By:       /s/ PETE FOSTER
                                             -----------------------------------
                                                         PETE FOSTER
                                               SENIOR VICE PRESIDENT AND TRUST
                                                            OFFICER

Date: November 13, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                       DESCRIPTION
         ------                                       -----------
           27                 Financial Data Schedule