Form 10-K405
period 1998-12-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1999-04-15
CIK 727094

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                             WHICH REGISTERED
        -------------------                             ----------------
   Units of Beneficial Interest                    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust held by non-affiliates of the registrant on March 22, 1999 was approximately $9,359,619 based on the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal.

    As of March 22, 1999, 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.


===============================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
Item 1.  Business...........................................................  4
         Description of the Trust...........................................  4
         Description of the Units...........................................  7
         The Royalty Properties and the Royalty.............................  9
         Federal Income Tax Considerations.................................. 25
Item 2.  Properties......................................................... 26
Item 3.  Legal Proceedings.................................................. 26
Item 4.  Submission of Matters to a Vote of Unit Holders.................... 26

                                    PART II


Item 5.  Market for the Registrant's Units and Related Unit Holder Matters.. 27
Item 6.  Selected Financial Data............................................ 27
Item 7.  Management's  Discussion and Analysis of Financial  Condition and
         Results of Operations.............................................. 28
Item 7a. Quantitative and Qualitative Disclosures About Market Risk......... 30
Item 8.  Financial Statements and Supplementary Data........................ 31
         Statements of Royalty Proceeds and Distributable Cash:
         For the years ended December 31, 1998, 1997, and 1996.............. 31
         Statements of Assets, Liabilities and Trust Corpus:
         As of December 31, 1998 and 1997................................... 31
         Statements of Changes in Trust Corpus:
         For the years ended December 31, 1998, 1997, and 1996.............. 31
         Notes to Financial Statements...................................... 32
         Report of Independent Public Accountants........................... 37
Item 9.  Changes in and  Disagreements  with Accountants on Accounting and
         Financial Disclosure............................................... 38

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................. 38
Item 11. Executive Compensation............................................. 38
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 38
Item 13. Certain Relationships and Related Transactions..................... 38

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 39
Signature................................................................... 40

                                     PART I

ITEM 1. BUSINESS.

                                   BACKGROUND

    Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created under the laws of the State of Texas. Chase Bank of Texas, National Association (Chase Texas) serves as Trustee of the Trust.

    For a discussion of the (i) estimated reserves attributable to the Royalty owned by the Trust as of December 31, 1998 and the estimated future net income of the Trust see the report by Ryder Scott Company Petroleum Engineers hereof,
(ii) financial conditions and results of operations of the Trust, see Item 7 hereof, and (iii) financial statements and supplementary data of the Trust, see item 8 with special reference to Note 11 hereof.



         The combination of a significant increase in the Class A cost carry-forward and negative reserve quantity revisions, combined with declines in oil and gas prices received by the Working Interest Owner, have caused there to be no proved oil and gas reserve quantities and related discounted future net cash flows attributable to the Trust at December 31, 1998. Further, as described under "Termination of the Trust," the Royalty Trust Indenture entered into between IMC Global Inc (IMC) and the Trustee (the Trust Indenture) provides that the Trust must have received $3 million or more in cash during 1998 to avoid termination. The Trust did not receive $3 million in cash receipts during 1998. The Trust Indenture provides that the Trustee must sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty. At a special meeting of the holders of the units of beneficial interest in the Trust (the "Units") held on March 12, 1999, the Unit holders of the Trust approved a unitholder proposal to amend the Trust Indenture to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires, in addition to the requisite vote of the Unit holders, the written approval of the Trustee. IMC, the owner of the working interest burdened by the Trust's royalty interest, has filed a declaratory judgment action in Harris County, Texas seeking to enjoin the Trustee from approving the amendment of the Trust Indenture. The Trustee has indicated that it will take no action to approve the amendment until such time as the lawsuit is resolved. The Trustee will vigorously defend against the lawsuit, but if IMC prevails in its lawsuit, the amendment will not be effected and the Trustee will endeavor to liquidate the royalty interest as soon as practicable and terminate the Trust in accordance with the terms of the Trust Indenture. It is Trustee's intention to approve the amendment of the Trust Indenture if the lawsuit is resolved in a manner that permits the Trustee to do so. See "Termination of the Trust."


                            DESCRIPTION OF THE TRUST

    The Units are traded on the New York Stock Exchange under the trading symbol "FMR." The term "Company," as used herein, includes IMC, successor to Freeport-McMoRan Inc. (FTX) effective December 22, 1997, its divisions, direct and indirect subsidiaries and affiliates, except as otherwise indicated by the context. The term "Working Interest Owner" means IMC and the successors and assigns of its oil and gas working interests, to the extent the context requires.

    The Units are not an interest in or an obligation of the Company, the Working Interest Owner, or any successor Working Interest Owner although they represent indirect interests in the Royalty Properties (as defined below). The following information and the information set forth under "DESCRIPTION OF THE UNITS" are subject to the detailed provisions of the Trust Indenture and the First Amended and Restated Articles of General Partnership of Freeport-McMoRan Oil and Gas Royalty Partnership (the Partnership) entered into between McMoRan Offshore Management Co., formerly an indirect wholly owned subsidiary of FTX, and the Trustee (the Partnership Agreement). The Trust Indenture and the Partnership Agreement are among the exhibits included in this report. The provisions governing the Trust and the Partnership are complex and extensive, and no attempt has been made below to describe all of such provisions. The following is a general description of the basic framework of the Trust and the Partnership, and reference is made to the Trust Indenture and the Partnership Agreement for detailed provisions concerning the Trust and the Partnership.

CREATION AND TRANSFER OF THE ROYALTY

    On September 30, 1983, pursuant to the terms of the Overriding Royalty Conveyance (the Conveyance), FTX transferred to the Partnership a net overriding royalty interest (the Royalty) in what then represented 18 productive (the Productive Properties) and 12 undeveloped (the Undeveloped Properties) oil and gas leases offshore Louisiana, Texas and California equal to 90 percent of the net proceeds from working interests in such properties. See "THE ROYALTY PROPERTIES AND THE ROYALTY -- Computation of the Royalty." The Productive Properties and the Undeveloped Properties are referred to herein jointly as the "Royalty Properties."

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

    The Managing General Partner of the Partnership is the American Royalty Partnership Management Company (ARPMC), a Colorado corporation which is owned by the Greater New Orleans Foundation, a Louisiana nonprofit corporation. IMC provides the staff and facilities to carry out the administrative duties for and on behalf of ARPMC, and IMC has indemnified the Partnership for the obligations of ARPMC in connection with its duties and responsibilities as Managing General Partner.

THE TRUST

    Under the Trust Indenture, the Trustee holds an interest in the Partnership for the benefit of the Unit holders. The terms of the Trust Indenture provide, among other things, that (i) the Trustee cannot engage in any business or investment activity and cannot acquire any asset other than its interest in the Partnership and cash being held for payment of liabilities or distribution to Unit holders; (ii) the Royalty can be sold in whole or in part upon approval of the Unit holders or upon termination of the Trust; and (iii) any cash distributions to the Unit holders are made by the Trustee quarterly in January, April, July and October of each year.

    The Trust Indenture provides that Unit holders take their Units subject to the provisions of the Trust Indenture, which gives the Trustee only such rights and powers as are necessary and proper for the conservation and protection of the Royalty. Accordingly, the Trustee has no responsibility or authority with respect to the operation of the Royalty Properties. The Trust is a passive trust, and the Trust Indenture requires the Trustee (i) to receive all income and proceeds of the Royalty net of other Partnership expenses and net of amounts attributable to the Managing General Partner's 0.1 percent interest in the Partnership, (ii) to pay or provide for the payment of expenses, charges, liabilities and obligations of the Trust and (iii) to distribute to Unit holders the remaining revenues attributable to the Royalty.

    The parent of Chase Texas, Chase Manhattan Corporation, has banking relationships with the Company.

    The Trust has no employees. Administrative functions of the Trust are performed by the Trustee, which is compensated for its services and reimbursed for specified charges for transfer agency and distribution functions out of Trust assets. The Trustee is also entitled to reimbursement for its out-of-pocket expenses. Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities which the Trustee ordinarily incurs are those for routine administrative expenses, such as the Trustee's fees and accounting, legal and other administrative fees. The costs and expenses of the Trust (including the Trustee's fees) are estimated to approximate $0.4 million for 1999. The Trustee, in accordance with the Trust Indenture, established an expense reserve to cover Trust expenses as discussed in Note 7 -- Establishment of an Expense Reserve, of which approximately $1.4 million remained as of December 31, 1998. The costs and expenses of the Trust may increase in future years, depending on the volume of trading in the Units, the amount of revenues to the Trust and increases in accounting, legal and other administrative fees.

DUTIES AND LIMITED POWERS OF THE TRUSTEE

    Under the Trust Indenture, the Trustee receives the Trust's share of any distributions from the Partnership and pays all expenses, charges, liabilities and obligations of the Trust. With respect to any liability which is contingent or uncertain in amount or which is not otherwise currently due and payable, the Trustee has the discretion to establish a cash reserve for the payment of such liability. If at any time the cash on hand and to be received by the Trustee is not, in its judgment, sufficient to pay liabilities of the Trust as they become due, the Trustee is authorized to borrow the funds required to pay such liabilities, in which event no further distributions will be made to Unit holders until such borrowing has been repaid. The Trustee is permitted to borrow such funds from any bank, including itself. To secure payment of any such indebtedness, the Trustee is authorized to mortgage, pledge, grant security interests in or otherwise encumber assets of the Trust, or any portion thereof, to cause the Partnership to mortgage, pledge, grant security interests in or otherwise encumber the Royalty, and to cause the Partnership to carve out and convey production payments. After payment of or provision for Trust expenses and obligations, the Trustee makes quarterly distributions to the Unit holders of all the proceeds received from the Partnership in respect of the Royalty and not theretofore distributed. The Trustee submits periodic financial reports to the Unit holders as described under "DESCRIPTION OF THE UNITS -- Periodic Reports."

    The Trust Indenture authorizes the Trustee to take such action as is, in its judgment, necessary or advisable to achieve the purposes of the Trust. The Trust Indenture provides that cash being held by the Trustee as a reserve for liabilities or for distribution at the next distribution date will be placed in interest-bearing accounts or certificates (which may include accounts or certificates of the bank acting as Trustee), but the Trustee is otherwise prohibited from acquiring any asset other than the Trust's interest in the Partnership or engaging in any business or investment activity of any kind whatsoever. The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of the Unit holders upon termination of the Trust and in certain other limited circumstances. However, the Trust Indenture states that the Trustee must effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years commencing after December 31, 1990 are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Trust's cash receipts were less than $3 million dollars in 1996, 1997, and 1998. Therefore, unless the amendment of the Trust Indenture approved by the Unit holders on March 12, 1999 is effected, the Trustee will endeavor to effect such a sale. The amendment of the Trust Indenture approved by the Unit holders will not take effect unless and until approved in writing by the Trustee. The Trustee has indicated that it will take no action to approve the amendment until such time as the lawsuit filed by the Working Interest Owner to prevent the Trustee from approving the amendment is resolved. The Trustee will vigorously defend against the lawsuit, but if IMC prevails in its lawsuit, the amendment will not be effected and the Trustee will endeavor to liquidate the Royalty as soon as practicable and terminate the Trust in accordance with the terms of the Trust Indenture. See "Termination of the Trust."

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

TERMINATION OF THE TRUST

    The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all of its assets including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. As noted above, the Trust Indenture states that the Trustee must sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. Upon the termination of the Trust under

 (ii) above, the Trustee will sell the Royalty (or will cause the Partnership to sell all of the assets of the Partnership). The Trustee will as promptly as possible distribute the proceeds of any such sales according to the respective interests and rights of the Unit holders after discharging all of the liabilities of the Trust and, if necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    At a special meeting of the Unit holders held on March 12, 1999, the Unit holders approved a shareholder proposal to amend the provision of the Trust Indenture that requires the Trustee to terminate the Trust if the Trust receives less than $3 million in cash receipts for each of three consecutive years so as to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires both the approval of the Unit holders and the consent of the Trustee. The Working Interest Owner has filed a declaratory judgment action in Harris County, Texas seeking to enjoin the Trustee from approving the amendment of the Trust Indenture. The Trustee will take no action to approve the amendment until such time as the lawsuit is resolved. The Trustee will vigorously defend against the lawsuit, but if the Working Interest Owner prevails in its lawsuit, the amendment will not be effected, and the Trustee will endeavor to sell the Royalty as soon as practicable for cash to the highest bidder and terminate the Trust in accordance with the terms of the Trust Indenture. Although the Trustee will endeavor to sell the Royalty pursuant to procedures intended to maximize the proceeds to the Trust, the Trustee can give no assurance regarding the amounts, if any, to be realized as a result of such sale. The Trustee intends to approve the amendment of the Trust Indenture if IMC's lawsuit is resolved in a manner that permits the Trustee to do so.

                            DESCRIPTION OF THE UNITS

GENERAL

    Each Unit is evidenced by a transferable certificate. Each Unit evidences an undivided interest in the Trust, which in turn owns a 99.9 percent interest in the Partnership. A total of 14,975,390 Units are outstanding.

DISTRIBUTIONS AND INCOME COMPUTATIONS

    Each month the Trustee determines the amount, if any, available for distribution for such month. Such amount (the Monthly Distribution Amount) is equal to the excess, if any, of the cash distributed by the Partnership to the Trust during such month, plus any other cash receipts of the Trust during such month (other than interest earned on the Monthly Distribution Amount for any other month) over the liabilities of the Trust paid during such month, subject to adjustments for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount, if any, for each month is payable to Unit holders of record on the Monthly Record Date, which is the close of business on the last business day of such month, or such later date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year. The Trustee is required to distribute to each person who was a Unit holder of record on a Monthly Record Date during one or more of the immediately preceding three months, any Monthly Distribution Amount for the month or months that he was a Unit holder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date.

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

NATURE OF THE UNITS

    The Units are not an interest in or obligation of the Company, the Working Interest Owner or any successor Working Interest Owner. However, the ultimate value of the Royalty is dependent to a large extent upon the ability of the Working Interest Owner to produce oil and gas from the Royalty Properties. There is no requirement that the Working Interest Owner expend any specific amounts with respect to the Royalty Properties, and the Working Interest Owner is entitled to go "non-consent" with respect to operations, in which case its participation will be significantly reduced. See "Operating Agreements." The Working Interest Owner is free to transfer its working interest (burdened by the Royalty) to third parties. In certain cases the Working Interest Owner is permitted to farmout interests in the Royalty Properties and to reduce the Royalty proportionately. See "THE ROYALTY PROPERTIES AND THE ROYALTY -- General and -- Production and Drilling Activities." The Working Interest Owner does not have an obligation to produce any specific amounts of oil and gas from any of the Royalty Properties. It has the right to abandon any well or lease and, upon termination of any lease, the portion of the Royalty relating thereto will be extinguished. The amount of revenues attributable to the Royalty may be affected by operating agreements and unitization and pooling arrangements. The realization of the ultimate value of the Royalty is subject to all the risks associated with exploration on and development of oil and gas properties and to comprehensive regulation by governmental authorities.

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

LIABILITY OF OWNERS OF UNITS

    Regarding the Unit holders, the Trust Indenture provides that the Trustee will be fully liable if the Trustee incurs any liability, except with respect to the income tax and oil and gas pricing matters described in the next paragraph, without taking reasonable steps to ensure that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by, Unit holders. However, under the laws of Texas (and perhaps California, if applicable), it is unclear whether a Unit holder would be jointly and severally liable for any liability of the Trust in the event that both of the following conditions were to occur: (a) the satisfaction of such liability was not by contract limited to the assets of the Trust, and (b) the assets of the Trust were insufficient to discharge such liability. Each Unit holder should weigh this potential exposure in deciding whether to retain or transfer his Units. In that connection, Unit holders should consider the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur liabilities.

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

STATE LAW CONSIDERATIONS

    It is anticipated, based on the structure of the Trust and the Partnership, that the Units will be treated for certain state law purposes essentially the same as other securities, that is, as interests in intangible personal property rather than as interests in real property. However, in the absence of controlling legal precedent there is a possibility that under certain circumstances a Unit holder could be treated as owning an interest in real property. In that event, the tax, probate, devolution of title and administration laws of Texas or Louisiana applicable to real property may apply to the Units, even if held by a person who is not a resident or domiciliary thereof. Application of such laws could make inheritance and related matters with respect to the Units substantially more onerous than had the Units been treated as interests in intangible personal property. In any event, however, the ownership of Units and realization of income from the Royalty by a Unit holder may subject such Unit holder to state or local income or other taxation in the state of the Unit holder's residence or domicile. Unit holders should consult their legal and tax advisors regarding the applicability of these considerations to their individual circumstances.

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

    The information in this report regarding the Royalty Properties should be read in light of the following: The Royalty was carved out of working interests owned by FTX at the time of creation of the Trust. References in this report to "net" wells and acres refer to the sum of the fractional working interests owned by the Working Interest Owner (from which the Royalty was carved) in the "gross" wells or acres. References to the percentage of the working interest owned by the Working Interest Owner are references to the working interest out of which the Royalty was carved. For example, a reference to a "50 percent working interest" in a well or lease which is included in a Royalty Property indicates that the Partnership's net overriding royalty interest (equal to 90 percent of the Net Proceeds, as defined, from all the Royalty Properties) burdens half of the total working interest in the well or lease. Such 50 percent working interest will also be subject to landowners' royalties and may be subject to other overriding royalty interests and other burdens which are considered prior to calculations of amounts payable to the owner of the Royalty. Since the amounts and nature of such burdens vary from lease to lease, the information presented herein and elsewhere regarding the Working Interest Owner's percentage of the working interest in any well or lease cannot be used to calculate precisely the interest attributable to the Trust in a well or lease. In addition, (i) because operating and capital costs are taken into consideration in calculating the amounts payable to the owner of the Royalty and because prices for oil and gas may vary from field to field, information regarding results of well tests of gross quantities of production from a given well cannot be used to compute the interest attributable to the Trust, and (ii) because the Royalty Properties consist of multiple leases in multiple fields, the interest of the Working Interest Owner in any given well or lease may not be indicative of the interest attributable to the Trust in the Royalty Properties.

GENERAL

     The map on page 5 shows the location and selected information as of December 31, 1998 for all of the productive Royalty Properties.

    As of December 31, 1998, there were 18 gross productive oil and gas wells on 8 of the remaining productive Royalty Properties where the Working Interest Owner retains a working interest.

    All Royalty Properties are operated under joint operating agreements by oil and gas companies other than the Company. Neither the Working Interest Owner nor any operator has any contractual commitments to the Partnership or the Trust to conduct further exploratory or development drilling on the Royalty Properties or to maintain its ownership interest in any of the properties. See "Certain Factors Affecting Distributions; Conflicts of Interest." However, any operator of a Royalty Property has an obligation to operate and develop such property in accordance with the standards of a reasonable and prudent operator. The Working Interest Owner retains a revenue interest in the remaining Royalty Properties and has informed the Trustee that it may conduct further development and exploratory activities on certain of the Royalty Properties. See "Production and Drilling Activities" below for a discussion of current development and exploratory activities on certain of the Royalty Properties.

RESERVES

     A study of the proved oil and gas reserves attributable to the Royalty Properties as of December 31, 1998 has been made by Ryder Scott Company Petroleum Engineers (Ryder Scott), independent petroleum engineers. In accordance with regulations of the Securities and Exchange Commission (the SEC), such study is limited to reserves currently classified as "proved." The amount of reserves and the timing of production attributable to the Royalty Properties are, and in the future will continue to be, significantly affected by the level of capital expenditures to be incurred on the individual properties and the success of exploration and development activities. The assumptions used in preparing the reserve study are detailed within the following letter, which summarizes such reserve study. Such assumptions, as well as the cautionary paragraphs following the letter, should be studied carefully together with the estimates contained in the letter. Ryder Scott also prepared estimates of future net cash flows attributable to the Royalty from proved oil and gas reserves and the discounted present value of such future net cash flows. The estimates of Ryder Scott are used in the preparation of the Trust's financial statements and for other reporting purposes. However, as explained in the cautionary paragraphs immediately following the letter, Ryder Scott's estimates were prepared based on production and costs as of December 31, 1998, but the timing of inclusion of production and costs for purposes of calculating Royalty payments during a given period varies somewhat from the method used by Ryder Scott in preparing its estimates. For example, the estimates do not take into account amounts received in 1999 attributable to sales of oil and gas produced in the fourth quarter of 1998, volumes of natural gas sold by other parties pursuant to certain gas balancing arrangements, transportation cost adjustments, if any and the effect of the excess Class A cost carry-forward at December 31, 1998. Therefore, the amounts set forth in the letter are not necessarily indicative of actual amounts to be received by the Trust or distributed to Unit holders, either annually or ultimately.

    The estimates of future net cash flows and discounted present value of future net cash flows were prepared using prices and costs as of December 31, 1998. Proved reserves are estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (see Note 11 -- Supplementary Proved Oil and Gas Reserve Information).

                                      MAP

                            [RYDER SCOTT LETTERHEAD]






                                 April 1, 1999





Freeport-McMoRan Oil and Gas Royalty Trust
c/o Chase Bank of Texas, National Association (Trustee)
600 Travis Street, Suite 1150
Houston, Texas  77002

Gentlemen:

                  At the request of IMC Global Inc. (IMC), successor to Freeport-McMoRan Inc. (FTX), we have prepared estimates of the proved reserves and future production and income attributable to a net overriding royalty interest in certain offshore leases as of December 31, 1998. The future income has been calculated using Securities and Exchange Commission (SEC) guidelines for price and cost parameters.

                  The net overriding royalty interest is equal to a 90 percent net profits interest in leases owned by a subsidiary of FTX on September 30, 1983. The leases are located in the Gulf of Mexico offshore of Louisiana and Texas. This net overriding royalty interest (Royalty) is the property that FTX originally transferred to Freeport-McMoRan Oil and Gas Royalty Partnership (Partnership), a partnership which is owned 99.9 percent by Freeport-McMoRan Oil and Gas Royalty Trust. The term "Working Interest Owner" includes IMC and the successors and assigns of its oil and gas working interests to the extent the context requires.

                  All offshore leases currently subject to the Royalty have been considered in this report, and the impact of these leases' reserves, revenues, expenses, and expense accruals on the income of the Partnership has been determined. These ten leases are hereinafter referred to as the "Subject Properties". All other leases originally subject to the Royalty have either expired, or have been farmed out, with the working interest owner retaining an overriding royalty interest burdened by the Royalty. The Working Interest Owner has assured us that no leases other than these included in our evaluation have a material effect on the overall revenues or liabilities of the Partnership.

                  The estimated reserve quantities and future income quantities presented in this report are related to hydrocarbon prices. December 1998 hydrocarbon prices were used in the preparation of this report as required by SEC guidelines; however, actual future prices may vary significantly from December 1998 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows:

Freeport-McMoRan Oil and Gas Royalty Trust
April 1, 1999
Page 2



                                 SEC PARAMETERS
                      Estimated Net Reserve and Income Data
                Freeport-McMoRan Oil and Gas Royalty Partnership
                             As of December 31, 1998

                                    Total
                                   Proved
                                 ----------
Remaining Reserves
   Oil/Condensate - Barrels          91,322
   Gas - MMCF                         1,422

Future Net Income (FNI)
   1999                          $1,008,223
   2000                           1,187,521
   2001                             685,205
                                 ----------
   Sub-Total (1999-2001)         $2,880,949
   Remaining                      2,944,719
                                 ----------
   Total                         $5,825,668

Discounted FNI @ 10%             $4,189,518
(Compounded Annually)

                  The amounts shown above are all attributable to proved developed reserves.

                  Liquid hydrocarbons are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in millions of cubic feet
(MMCF) at 60 degrees Fahrenheit and 14.73 pounds per square inch absolute.

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

                  The future net income attributable to the Royalty was estimated on a yearly basis from a projection of the combined Working Interest Owner and Partnership future net income. Combined future net income values were calculated by deducting operating expenses and capital costs from the future gross revenue of the combined interests. Only those expenses and capital costs necessary for the development and production of proved reserves were taken into consideration. In that regard, no deduction was made to represent any future deficiency payments for which the Working Interest Owner or the Partnership may be liable in accordance with Exhibit A of the Crude Oil Buy/Sell Agreement between Coastal States Trading, Inc. and the Working Interest Owner for oil produced from the West Cameron Block 498 field.

                  The annual income values for each property were further reduced by an overhead charge furnished by the Working Interest Owner. The adjusted annual income resulting from subtracting the overhead charge was multiplied by a factor of 90 percent to arrive at the annual future net income of the Partnership.

Freeport-McMoRan Oil and Gas Royalty Trust
April 1, 1999
Page 3



                  More than a sufficient amount has been accrued as of December 31, 1998 to pay for the unescalated estimated abandonment costs attributable to the Royalty; therefore, using SEC pricing and cost parameters, it is anticipated that no future accruals will be necessary. Furthermore, a reimbursement is included as Partnership income in the year after depletion and abandonment of the Subject Properties. This reimbursement is equal to the amount by which current unspent accruals exceed anticipated unescalated future abandonment costs.

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

Freeport-McMoRan Oil and Gas Royalty Trust
April 1, 1999
Page 4



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

Freeport-McMoRan Oil and Gas Royalty Trust
April 1, 1999
Page 5



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

HYDROCARBON PRICES

                  The Working Interest Owner furnished us with prices in effect at December 31, 1998 and these prices were held constant except for known and determinable escalations. In accordance

Freeport-McMoRan Oil and Gas Royalty Trust
April 1, 1999
Page 6



with Securities and Exchange Commission guidelines, changes in liquid and gas prices subsequent to December 31, 1998 were not taken into account in this report.

Oil and Condensate

                  The Working Interest Owner furnished us with initial oil and condensate prices for the properties in this report. These initial liquid prices were based on actual prices received in December 1998, and were held constant throughout the depletion of the reserves. In accordance with Securities and Exchange Commission guidelines, changes in liquid prices subsequent to December 31, 1998 were not considered in this study.

Gas

                  The Working Interest Owner has furnished us with gas prices in effect at December 1998 and with its forecasts of future gas prices which take into account SEC guidelines and current market prices. In accordance with SEC guidelines, the future gas prices used in this report make no allowance for future gas price increases which may occur as a result of inflation nor do they allow any allowance for seasonal variations in gas prices.

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

                  All operating, development, abandonment, and overhead costs used in this study were furnished by the Working Interest Owner. The operating costs are based on the operating expense reports of the Working Interest Owner, or on operating expense estimates furnished by the Working Interest Owner for properties not yet on production. The development and abandonment costs are based on authorizations for expenditure for the proposed work, or on actual costs for similar projects.

                  When applicable, the operating costs attributable to the Working Interest Owner and the Partnership include a portion of general and administrative costs allocated directly to the leases and wells under operating agreements. No deduction was made for indirect costs such as loan repayments, deficiency payments related to transportation agreements, interest expenses, and exploration and development prepayments that are not charged directly to the leases or wells.

GENERAL

                  The reserve estimates presented herein are based upon a detailed study of the Subject Properties; however, Ryder Scott has not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. The Working Interest Owner has represented that it has given Ryder Scott access to its accounts, records, geological and engineering data and reports and other data as were required for this investigation. The ownership interests, prices, and other factual data furnished to Ryder Scott by the Working Interest Owner in connection with this investigation were accepted without verification. The estimates presented in this report are based on such furnished data available through December 1998.

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

Freeport-McMoRan Oil and Gas Royalty Trust
April 1, 1999
Page 7



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

                                            Very truly yours,

                                            RYDER SCOTT COMPANY
                                            PETROLEUM  ENGINEERS



                                            Kent A. Williamson, P.E.
                                            Senior Vice President


KAW/sw

    Of the total discounted present value of future net cash flows attributable to the Royalty estimated by Ryder Scott, approximately 40.8 percent was accounted for by West Cameron Block 498, 30.5 percent by Vermilion 58 and 16 percent by West Delta 34.

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

    The Ryder Scott estimates were prepared on the basis of estimated production and Costs accrued through December 31, 1998. Thus, amounts received by the Working Interest Owner after November 30, 1998 attributable to production during 1998 have not been taken into account by Ryder Scott in making its estimates, even though these amounts will be included in Gross Proceeds for purposes of calculating amounts payable pursuant to the Royalty subsequent to 1998. The Working Interest Owner has estimated that if Ryder Scott had taken into account the 1999 Gross Proceeds from 1998 production, the total estimated future net cash flow and the discounted present value of such estimate in the Ryder Scott letter would have been approximately $.8 million higher (net to the Trust's interest). In addition, because Ryder Scott's estimates for the remaining period are based on estimated production and Costs accrued during each such period and because actual Gross Proceeds and Costs will not be based on production and Costs during the same period, the estimates for various time periods will not in any event correspond to the amount of payments pursuant to the Royalty during such periods.

    Ryder Scott gave no effect in its estimates to amounts to which the Working Interest Owner is entitled as a result of gas imbalances for certain production (see Note 5 -- Gas Balancing Arrangements and Note 11 -- Supplementary Proved Oil and Gas

Reserve Information). Pursuant to the Conveyance, proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to gas balancing arrangements between the Working Interest Owner and others (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. The amounts the Working Interest Owner will receive from the future sale of such underproduction may be more or less than those amounts received by third parties because of price fluctuations.

    The estimated future net cash flows shown in Ryder Scott's letter have not been reduced for any capital expenditures on Productive Properties in excess of amounts estimated to be necessary to develop proved reserves attributed thereto. See "Computation of the Royalty" below. Similarly, such future net cash flows have also not been reduced for costs and expenses of the Trust, which are estimated at approximately $4 million per year, or of the Partnership, which are expected to be minimal. Additionally, Ryder Scott did not take into account the Class A cost carry-forward of $25.6 million net to the Trust, as of December 31, 1998.

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

    The Royalty entitles the holder thereof to 90 percent of the Net Proceeds realized from the sale of oil, gas and other hydrocarbons, as, if, and when produced from the working interests subject to the Royalty. Under the Conveyance, "Net Proceeds" generally means the excess of Gross Proceeds received (on a cash basis) during a particular month over Costs incurred (on an accrual basis) during such month. Generally, such Costs include any excess of Costs over Gross Proceeds carried forward from the previous month, together with interest on such excess. This carry-forward amount includes the Class A cost carry-forward, which was $25.6 million to the Trust at December 31, 1998. Amounts equal to 90 percent of the Net Proceeds for any month are payable by the Working Interest Owner to the Partnership on the last business day of the following month.

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

    The Working Interest Owner is entitled to accrue certain estimated future costs in accordance with a formula set forth in the Conveyance. The accrual formula provides that, for any month and with respect to a specific item of future costs, the Working Interest Owner may include in its costs an amount calculated by multiplying (i) the excess of (a) the total estimated amount of such item of future cost over (b) the aggregate amount accrued in previous months with respect to such item, by (ii) a fraction, the numerator of which is Adjusted Gross Proceeds for such month and the denominator of which is total estimated future Adjusted Gross Proceeds for such month and all future months. For this purpose, "Adjusted Gross Proceeds" means Gross Proceeds for a month less all Class A Costs for such month, such costs that were not covered in the previous month and interest thereon. Class A Costs are all costs that are not Class B Costs. Class B Costs for a month are (i) costs incurred to discover or develop minerals on certain leases, (ii) any monthly future cost accruals, (iii) such costs that were not covered by proceeds in the previous month and (iv) interest thereon.

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

    If a default occurs under the Conveyance, the holder of the Royalty may pursue any legal or equitable remedies available to it, including seeking specific performance of any covenant that has been breached. Defaults under the Conveyance include (i) failure on the part of the Company to observe or perform any covenant contained in the Conveyance, which failure materially adversely affects the interests of the holder of the Royalty, and (ii) certain events of bankruptcy or insolvency relating to the Working Interest Owner.

CERTAIN FACTORS AFFECTING DISTRIBUTIONS; CONFLICTS OF INTEREST

    The amount of cash payable on account of the Royalty, and thus the amount of cash available for distribution to Unit holders, depends upon future sales of oil and gas and the prices received. The sale of crude oil on West Cameron 498 depends not only on oil prices but also on transportation and operating costs. In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. The minimum volume, net to the Working Interest Owner, for 1999 will be 697,010 barrels, declining to 126,449 barrels in 2007. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1998 the Working Interest Owner did not deliver the minimum volume under the agreement therefore, in February 1999 the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. This amount will be included in the Class A cost carry-forward in 1999. Based on 1999 projected production the minimum delivery volumes will not be met in 1999. However, should production exceed the 1999 minimum, the Working Interest Owner is entitled to receive transportation without pay, up to the cumulative prior underdelivered volumes.

PRODUCTION AND DRILLING ACTIVITIES

    Of the ten remaining Royalty Properties, eight are currently producing. For a discussion concerning the oil and gas production from such properties in 1998 as well as information concerning drilling activities on such properties during 1998, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 -- Supplementary Proved Oil and Gas Reserve Information.

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

SALES CONTRACTS AND PRICES

    Oil production from the Royalty Properties is sold under short-term contracts at current market prices. Oil prices received by the Working Interest Owner have fluctuated widely. The average oil price that the Working Interest Owner received for crude oil sales during 1998 was 31.3 percent lower than the average price received during 1997. Oil prices can be expected to continue to exhibit volatility as a result of such factors as the unstable situation in the Middle East, future actions of OPEC and future changes in worldwide economic conditions.

    The Working Interest Owner currently sells gas at spot market prices from blocks that were previously subject to long-term contracts with Transco, but which contracts were terminated by the Working Interest Owner at the end of 1987 and the beginning of 1988 pursuant to the provisions of such contracts.

    In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1998 the Working Interest Owner did not deliver the minimum volume under the agreement therefore, in February 1999 the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. This amount will be included in the Class A cost carryforward in 1999. The minimum volume, net to the Working Interest Owner, for 1999 will be 697,010 barrels, declining to 126,449 barrels in 2001. Based on 1999 projected production the minimum delivery volumes will not be met in 1999. However, should production exceed the 1999 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior underdelivered volumes.

REGULATION

    The production, sale and transportation of oil and gas from the Royalty Properties are subject to various forms of regulation by federal and state authorities, and are affected from time to time in varying degrees by political developments.

    Energy Regulation. Sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. Prior to 1993, the sale of certain categories of domestic natural gas by the Working Interest Owner was subject to regulation under the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act (NGPA). The Natural Gas Wellhead Decontrol Act of 1989 amended both the price and non-price control provisions of the NGPA for the purpose of providing complete decontrol of first sales of natural gas by January 1, 1993. While sales of the Trust's gas can currently be made at uncontrolled market prices, subject to applicable contract provisions, Congress could reenact price controls in the future.

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

INTERNAL REVENUE SERVICE RULINGS

    The following information regarding FTX's private letter rulings was supplied to the Trustee by FTX prior to December 22, 1997, when IMC became FTX's successor. See "Description of the Trust." In connection with the creation of the Trust and the distribution of Units to FTX's stockholders (the Distribution) FTX requested and received favorable private letter rulings from the Internal Revenue Service (Service) regarding certain tax matters. Among the principal rulings requested and received were the following:

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

ITEM 3.  LEGAL PROCEEDINGS.

    At a special meeting of the Unit holders held on March 12, 1999, the Unit holders of the Trust approved a unitholder proposal to amend the Trust Indenture to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires both the approval of the Unit holders and the written approval of the Trustee. On March 3, 1999, the Working Interest Owner filed a Petition for declaratory judgment, Specific Performance and Injunctive Relief in the District Court for the 165th Judicial District of Harris County, Texas against the Trustee. The Petition asserts that the Working Interest Owner is a third-party beneficiary of the Trust, that extending the life of the Trust will cause the Working Interest Owner irreparable injury, and that approval by the Trustee of the amendment would constitute a violation of the Trust Indenture and a violation of the rights of the Working Interest Owner as a third-party beneficiary of the Trust. The Petition seeks to enjoin the Trustee from approving the amendment of the Trust Indenture and to compel the Trustee to liquidate the Trust's interest in the Partnership, or cause the Partnership to liquidate the Royalty, as soon as possible. The Trustee intends to contest vigorously the allegations in the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS.

    No matters were submitted to a vote of Unit holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.

    Freeport-McMoRan Oil and Gas Royalty Trust Units are traded on the New York Stock Exchange under the symbol "FMR". At March 22, 1999, 14,975,390 Units were outstanding and held of record by 9,428 Unit holders.

    The high and low sales prices of the Units as reported on the New York Stock Exchange and distributable cash per Unit for each quarterly period of 1997 and 1998 were:

                                                            UNITS OF
                                                           BENEFICIAL
                                                            INTEREST                 DISTRIBUTABLE
         QUARTER                                     -----------------------           CASH PER
          ENDED                                      HIGH               LOW              UNIT
         ------                                      ----               ---          -------------
     Mar. 31, 1997 ............................      4.00               2.50               --
     Jun. 30, 1997 ............................      3.63               2.00               --
     Sept. 30, 1997 ...........................      3.69               2.00               --
     Dec. 31, 1997 ............................      3.56               2.19               --
     Mar. 31, 1998 ............................      3.31               2.25               --
     Jun. 30, 1998 ............................      2.88               1.88               --
     Sept. 30, 1998 ...........................      2.56               1.50               --
     Dec. 31, 1998 ............................      1.74                .50               --

    Distributable cash, if any, for any quarter is distributed to Unit holders in the month following the close of the quarter.

    The Trust did not sell any securities in 1998.

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

                                                                          YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                     1998           1997           1996           1995           1994
                                                     ----           ----           ----           ----           ----
   Royalty proceeds(1)  .....................     $       --     $       --     $       --     $5,235,068     $2,551,586
   Distributable cash(1) ....................             --             --             --      4,662,081             --
   Distributable cash per
     Unit ...................................             --             --             --        0.31130             --


                                                                               DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                        1998           1997           1996           1995           1994
                                                        ----           ----           ----           ----           ----
  Cash ......................................     $1,406,603     $1,705,582     $1,983,571     $2,300,979     $1,977,583
  Total assets ..............................      1,406,603      1,705,582      2,166,784      2,484,192      2,190,501
  Distributions payable .....................             --             --             --             --             --
  Trust corpus ..............................             --             --        183,213        183,213        212,918

----------

(1) Includes $4.3 million and $2.4 million in 1995 and 1994, respectively, related to various gas contract settlements.

    The Trust has not reported estimates of total proved net oil or gas reserves to any federal authority or agency other than the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

There was a significant increase in the Class A cost carryforward during 1998, and declines in oil and gas prices received by the Working Interest Owner at December 31, 1998 from those received at December 31, 1997. There were no proved oil and gas reserve quantities and related discounted future net cash flows attributable to the Trust at December 31, 1998 or 1997. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in Note 11 to the financial statements. These estimates do not consider changes in prices and costs subsequent to December 31, 1998, or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the trustee or an estimate of fair market value. The Working Interest Owner has advised the Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is substantially less than the cumulative excess Class A cost carryforward. See
Note 1 to the Financial Statements. The information from the Working Interest Owner indicates that the Royalties may have little or no value, based on the net present value of reserves determined as a result of the independent review. The Trust Indenture provides that the Trustee must sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust receives less than $3 million in cash receipts in each of three consecutive years. The Trust received no cash receipts in 1996, 1997 or 1998. Therefore, unless the amendment of the Trust Indenture approved by the Unit holders is effected, the Trustee will endeavor to effect such sale. At a special meeting of the Unit holders held on March 12, 1999, the Unit holders of the Trust approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires, in addition to the requisite vote of the Unit holders, the written approval of the Trustee. The Working Interest Owner has filed a declaratory judgment action seeking to enjoin the Trustee from approving the amendment. The Trustee will take no action to approve the amendment until such time as the lawsuit is resolved. The Trustee will vigorously defend against the lawsuit, but if the Working Interest Owner prevails in its lawsuit, the amendment will not be effected and the Trustee will endeavor to sell the Royalty as soon as practicable for cash to the highest bidder and terminate the Trust in accordance with the terms of the Trust Indenture. Although the Trustee will endeavor to offer the Royalty pursuant to procedures intended to maximize the proceeds to the Trust, the Trustee can give no assurance regarding the amounts, if any, to be realized as a result of such offer. It is the Trustee's intention to approve the amendment if the lawsuit is resolved in a manner that permits the Trustee to do so. See "Termination of the Trust."


RESULTS OF OPERATIONS

    There were no cash distributions to Unit holders during 1998, 1997 and 1996. No cash distributions were made during 1998, 1997 and 1996, because of capital expenditures and lower gas and oil revenues in 1996 and 1997. During 1998, total costs exceeded Gross Proceeds by approximately $9.1 million, primarily because of the capital costs incurred to drill and evaluate West Cameron Blocks 498. As a result, the Class A cost carry-forward increased to $25.6 million net to the Trust as of December 31, 1998. Since mid-1995, trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:

                                                              YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------
                                                  1998                1997                 1996
                                             -------------        ------------         -------------
     Gross Proceeds(1)                       $ 11,247,539         $  2,804,130         $  3,810,791
     Total costs(2)                           (20,342,923)         (19,446,762)          (4,489,202)
     Excess Class A cost carry-forward(3)       9,095,384           16,642,632              678,411
                                             ------------         ------------         ------------
     Net Proceeds                                      --                   --                   --
     Percentage attributable to Royalty.             90.0%                90.0%                90.0%
                                             ------------         ------------         ------------
     Amounts payable attributable to                   --                   --                   --
     Royalty
     Percentage attributable to the Trust            99.9%                99.9%                99.9%
                                             ------------         ------------         ------------
     Royalty Proceeds                                  --                   --                   --
     Trust administrative expenses               (371,133)            (356,880)            (398,134)
                                             ------------         ------------         ------------
                                                 (371,133)            (356,880)            (398,134)
                                                                                       ------------
     Interest earned                               72,154               78,890               80,727
     Reserve for future Trust expenses(4)         298,979              277,990              317,407
                                             ------------         ------------         ------------
     Distributable Cash                      $         --         $         --         $         --
                                             ============         ============         ============

---------

(1) Gross proceeds represent amounts received by the Working Interest Owner during the twelve month period ended November 30 of such year.

(2) Total costs represent amounts accrued by the Working Interest Owner during the twelve month period ended November 30 of such year. Includes interest to the Working Interest Owner of $1,954,000, $724,370 and $207,662 respectively.

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

    Gross proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:


                                                                YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                                1998        1997      1996
                                                             ----------  ---------- ---------
             Natural Gas
               Revenues (in millions).....................     $   4.9     $   1.5    $   2.4
               Sales volumes (in billion cubic feet)......         2.1         0.6        1.0
               Average realization (per thousand cubic
                 feet)....................................     $  2.28     $  2.53    $  2.42
             Oil
               Revenues (in millions).....................     $   6.3     $   1.3    $   1.4
               Sales volumes (in thousands of barrels)           449.0        65.0       74.0
               Average realization (per barrel)...........     $ 14.13     $ 20.58    $ 18.80

    Revenues and volumes for oil and gas during 1998 increased substantially over 1997 and 1996 primarily reflecting the increased development and subsequent production at West Cameron Block 498. Production at West Cameron Block 498 commenced during the fourth quarter of 1997 from six wells and the number of producing wells has increased to nine by the end of 1998. The increased revenues from West Cameron Block 498 were offset in part by normal production declines at the other properties burdened by the Royalty and by lower oil and natural gas prices, which fell significantly in early 1998. At year end 1998, the field was producing approximately 5.2 Mmcf per day and 700 barrels per day net to the Working Interest Owner. Production has rapidly declined during the first three months of 1999 and is far below expectations due primarily to mechanical problems and well performance. The operator plans remedial action on one well in April 1999 and has submitted an AFE for approximately $60 thousand net to the Working Interest Owner. Additionally, oil and gas volumes for 1997 and 1996 were impacted by normal production declines. Revenues during 1997 and 1996 benefited from an increase in average realizations reflecting the rise in natural gas and oil market prices during these years. Gas volumes include an additional net underdelivery of (0.1) bcf in 1998 and a make-up of gas sold under balancing agreements totaling 0.2 bcf and 0.1 bcf in 1997 and 1996, respectively.

    Costs consist of the following (in millions):

                                                                     YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                    1998        1997      1996
                                                                 ---------   ---------  --------
             Lease operating expenses.........................      $ 3.7      $  1.0      $ 2.2
             Exploration and development costs................       14.2        17.6        1.6
             Interest ........................................        2.0         0.7        0.2
             Other............................................        0.4         0.1        0.5
                                                                    -----       -----      -----
                                                                    $20.3      $ 19.4      $ 4.5
                                                                    =====       =====      =====


    Lease operating expenses for 1998 increased from 1997 and 1996 primarily because of the increasing production costs associated with West Cameron Block 498 as well as, $.02 million being recorded during the third quarter to settle a disputed liability at Vermilion Block 310 offset by a $.4 million insurance adjustment credit. Exploration and development costs for both 1998 and 1997 reflects the drilling and development activity at West Cameron Block 498. Lease operating expenses were lower in 1997 as a result of declining production and were consistent between 1996 and 1995. Exploration and development costs primarily consist of costs incurred to explore and develop West Cameron Blocks 498 and 215 in 1997, as described below, and Breton Sound Block 55 and Vermilion Block 58 in 1996. Exploration and development costs in 1995 included the drilling of two exploratory wells at West Cameron Block 498. Interest is accrued on cumulative costs in excess of gross proceeds with interest at the prime rate (as defined in the conveyance), compounded monthly. Abandonment costs were accrued each year based on the estimate of costs required to abandon the Trust's properties and are estimated to be fully accrued -- see Note 9.

    In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1998 the Working Interest Owner did not deliver the minimum volume under the agreement therefore, in February 1999 the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. This amount will be included in the Class A cost carry-forward in 1999. Based on 1999 projected production the minimum delivery volumes will not be met in 1999. However, should production exceed the 1999 minimum the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior underdelivered volumes.

CAPITAL RESOURCES AND LIQUIDITY

    All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. The cost carry-forward, with interest at the prime rate, must be recouped from future Gross Proceeds before any distributions may be made to Unit holders.

    Exploratory drilling on West Cameron Block 498 began in June 1994 and ultimately resulted in four successful wells, which were saved for future production. A 12 slot four pile drilling platform was set in March 1997, from which four additional wells were drilled during the remainder of 1997 and early 1998. An auxiliary platform was set in October 1997, with production facilities capable of handling 55 million cubic feet (Mmcf) of natural gas and 15,000 barrels of oil per day. In February 1998, Coastal Oil & Gas Corporation, the operator, announced intended future development plans for additional drilling and construction activity in this block during the remainder of 1998, including drilling and completing four additional wells and setting a six-well satellite platform. At December 31, 1998, West Cameron Block 498 had 9 development wells producing. The average daily production relating to revenue received by the Trust from this field during 1998 was approximately 1,486.5 barrels of oil per day and 4.8 Mmcf of gas per day. The average gross daily production figures may vary throughout the life of the field. These variations may be attributable to a number of factors, including the number of wells on production at a given point in time, natural depletion of wells production techniques, and adjustments to flow rates in order to optimally produce the related reserves. At year end 1998, the field was producing approximately 5.2 Mmcf per day 700 barrels per day net to the Working Interest Owner. Oil production has rapidly declined during the first three months of 1999. This is due primarily to mechanical and well performance on one well. However the operator of West Cameron 498 will conduct remedial action to attempt to return the field to production expectations. Total capital expenditures of the Working Interest Owner during 1998 were approximately $12.9 million for West Cameron 498, in which the Working Interest Owner owns a 23.1 percent working interest and a 19.2 pecent net revenue interest prior to taking into account the Trust's Royalty interest. The operators have not presented the Working Interest Owner with any further exploration or development plans for 1999 therefore, there are no exploration and development costs budgeted for 1999.

    At the West Cameron 215 field the Working Interest Owner participated in the drilling of the West Cameron 215 #8 exploratory well during the fourth quarter of 1997. The well did not encounter any commercial hydrocarbons and was plugged and abandoned. The cost net to the Trust was $1.6 million, which is reflected in the cost carry-forward at December 31, 1998.

    Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

    The operators have not presented the Working Interest Owner with any further exploration or development plans for 1999 therefore, there are no exploration and development costs budgeted for 1999. However the operator of West Cameron 498 will conduct remedial action to attempt to return the field to production expectations.


    Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (see Note 9). During the third quarter of 1996, the Working Interest Owner assigned its interest in East Cameron Block 336 to a co-owner, free and clear of the Royalty, subject to the conditions contained in the agreement. The Working Interest Owner paid $0.2 million for abandonment costs to the co-owner and the co-owner assumed all additional abandonment obligations under the lease. The completion of this assignment resulted in a reduction of estimated future abandonment costs totaling approximately $0.7 million, net to the Trust. As of December 31, 1998, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $9.5 million net to the Trust, on an escalated basis, all of which has been withheld from distributions to Unit holders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

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

    At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 7 -- Establishment of an Expense Reserve), of which approximately $1.4 million remained at December 31, 1998.

    The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996, 1997 or 1998. Additionally, the Class A cost-carryforward has increased to $25.6 million at December 31, 1998, primarily from the significant development costs incurred at West Cameron Blocks 498. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Since the Trust did not receive cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described under "Termination of the Trust" above, unless the amendment to the Trust Indenture approved by the Unitholders on March 12, 1999 is implemented. See "Item 1 -- Business -- Description of the Trust -- Termination of the Trust".

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The only significant market risk to the Trust is oil and gas commodities prices, which are discussed more fully in ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1998           1997          1996
                                                              -----------    -----------  ------------
                            Royalty proceeds..............    $        --    $        --   $        --
                            Trust administrative expenses.       (371,133)      (356,880)     (398,134)
                            Interest income...............         72,154         78,890        80,727
                            Reserve for future Trust
                               expenses...................        298,979        277,990       317,407
                                                              -----------    -----------   -----------
                            Distributable cash............    $        --    $        --   $        --
                                                              ===========    ===========   ===========
                            Distributable cash per Unit...    $        --    $        --   $        --
                                                              ===========    ===========   ===========
                            Units outstanding.............     14,975,390     14,975,390    14,975,390
                                                              ===========    ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                       DECEMBER 31,
                                                                               ---------------------------
                                                                                   1998           1997
                                                                               ------------  -------------
                                                   ASSETS
                       Cash...............................................    $   1,406,603  $   1,705,582
                       Net overriding royalty interest in oil and gas
                          properties......................................      189,875,741    189,875,741

                       Less, adjustment to recorded cost of net overriding
                         royalty interest in oil and gas properties.......      (25,614,756)   (25,614,756)

                       Less, accumulated amortization of net overriding
                         royalty interest.................................     (164,260,985)  (164,260,985)
                                                                              -------------- -------------
                       Total assets.......................................    $   1,406,603  $   1,705,582
                                                                              =============  =============

                                        LIABILITIES AND TRUST CORPUS

                       Reserve for future Trust expenses..................    $   1,406,603  $   1,705,582
                       Trust corpus (14,975,390 Units of Beneficial Interest
                         authorized, issued and outstanding)..............               --             --
                                                                              -------------  -------------
                       Total liabilities and trust corpus.................    $   1,406,603  $   1,705,582
                                                                              =============  =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS


                                                                              YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                          1998           1997          1996
                                                                     -------------  ------------- -------------
                     Trust corpus, beginning of year..............     $      --     $   183,213   $    183,213
                     Royalty proceeds and interest earned, net of
                       trust administrative expenses and reserve
                       for future Trust expenses..................            --              --             --

                     Distributions payable to Unit holders........            --              --             --
                     Adjustment to recorded cost of net overriding
                       royalty  interest in oil and gas properties
                       (Note 3)...................................            --        (183,213)            --
                     Amortization of net overriding royalty
                       interest...................................            --              --             --
                                                                       ---------     -----------   ------------
                     Trust corpus, end of year..................       $      --     $        --   $    183,213
                                                                       =========     ===========   ============


  The accompanying notes are an integral part of these financial statements.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

1. THE TRUST

    Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created effective September 30, 1983. On that date, Freeport-McMoRan Inc. (FTX) transferred to a Partnership (the Partnership) a net overriding royalty interest in certain offshore oil and gas properties equal to 90 percent of the Net Proceeds (as defined in the Conveyance referred to below) from FTX's working interests in such properties and conveyed a 99.9 percent general partnership interest in the Partnership to the Trust. Such net overriding royalty interest is referred to herein as the "Royalty." The Overriding Royalty Conveyance which created the Royalty is referred to herein as the "Conveyance." The Trust is passive, with Chase Bank of Texas, National Association as Trustee. The Trustee has only such powers as are necessary for the collection and distribution of revenues attributable to the Royalty, the payment of Trust liabilities and the protection of Trust assets.

    The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. The Trust Indenture also provides that the Trustee is required to sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. There were no cash receipts were less than $3 million dollars in 1996, 1997, and 1998 and, therefore, the terms of the Trust Indenture dictate that the Trustee effect such a sale. However, the Unit holders of the Trust, at a special meeting of the Unit holders held on March 12, 1999, approved a unitholder proposal to amend the Trust Indenture to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires the written approval of the Trustee as well as approval of the Unit holders. IMC Global Inc. (IMC) has filed a declaratory judgment action seeking to prevent the Trustee from approving the amendment. The Trustee has indicated that it will take no action to approve the amendment until such time as the lawsuit is resolved. The Trustee will vigorously defend against the lawsuit, but if IMC prevails in its lawsuit, the amendment will not be effected and the Trustee will endeavor to sell the Royalty as soon as practicable for cash to the highest bidder and terminate the Trust in accordance with the terms of the Trust Indenture. See "Termination of the Trust." The Trustee will as promptly as possible distribute the proceeds of any such sales according to the respective interests and rights of the Unit holders after discharging all of the liabilities of the Trust and, if necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities. As of December 31, 1998, this Class A cost carry-forward was $25.6 million. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. There is no guarantee that the sale of the royalty or future production would result in proceeds in excess of the cost carry-forward. As a result, whether or not the Trust is terminated there is a high likelihood that there will be no further distributions to the Trust.


2. THE ROYALTY

    IMC, succeeded to FTX effective December 22, 1997, following the merger of FTX into IMC. Accordingly, IMC is now the Working Interest Owner and owns the oil and gas interests burdened by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis (Net Proceeds).

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

    The initial carrying amount of the Royalty represented the Working Interest Owner's net book value applicable to the interest in the properties conveyed to the Trust on the date of creation of the Trust. Amortization of the Royalty has been charged directly against trust corpus using the future net revenue method. This method provides for calculating amortization by dividing the unamortized portion of the Royalty by estimated future net revenues from proved reserves and applying the resulting rate to the Trust's share of royalty proceeds.

    The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows (as set forth in Note 10). Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty was $0 at December 31, 1998 and 1997. As there was no discounted present value of estimated future net cash flows from proved reserves attributable to the Trust at December 31, 1997 (see Note 10), the remaining carrying value of the Royalty ($183,213) was charged directly against trust corpus in 1997. The adjustment did not affect royalty proceeds or distributable cash. Neither the initial nor the December 31, 1998 carrying value is necessarily indicative of the fair market value of the Royalty held by the Trust.

    Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

4. DISTRIBUTIONS TO UNIT HOLDERS

    As a result of the capital costs incurred in recent years, a cumulative excess Class A cost carry-forward of $25,626,860 existed as of December 31, 1998. The cost carry-forward is subject to and includes an interest amount at the prime rate, which totaled $1,756,841 net to the Trust for 1998. This excess Class A cost carry-forward must be recouped by the Working Interest Owner out of future Gross Proceeds before distributions to the Unit holders can be resumed. See Note 1.

5. GAS BALANCING ARRANGEMENTS

    As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of December 31, 1998, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 1.4 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain.

6. GAS CONTRACT SETTLEMENT

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

7. ESTABLISHMENT OF AN EXPENSE RESERVE

    Because of the decline in Royalty income, at certain times since late 1993 the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which $1,406,603 remained as of December 31, 1998. Because of the cumulative excess Class A cost carry-forward, $298,979 was withdrawn from the expense reserve during 1998 to pay Trust administrative expenses. There will be tax consequences to the Unit holders for such reserve as described in Note 8 below.

    The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds was 4.5 percent for 1998, 4.3 percent for 1997, and 3.7 percent for 1996.

8. FEDERAL INCOME TAX MATTERS

    Unit holders were required to report taxable income for the original expense reserve. The expense reserve established for Trust administrative expenses described in Note 7 above, however, gives rise to tax deductions as additional administrative expenses are incurred and paid with funds deposited in the reserve. During 1998, the amount of deductions exceeded interest income.

9. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

    For purposes of calculating the Royalty, estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. During the 1997 fourth quarter an updated assessment of estimated future abandonment costs was undertaken by the Working Interest Owner, taking into consideration labor and equipment costs levels and permitted abandonment practices. This assessment resulted in a revision of estimated remaining future abandonment costs to an amount that is approximately equal to amounts previously withheld from distributions to Unitholders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operation or technology. As of December 31, 1998, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $9.5 million net to the Trust, on an escalated basis, all of which has been withheld from distributions to Unit holders. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

10. TRANSPORTATION AGREEMENT

    In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1998 the Working Interest Owner did not deliver the minimum volume under the agreement therefore, in February 1999 the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. This amount will be included in cost carry-forward in 1999. The minimum volume, net to the Working Interest Owner for 1999 will be 697,000 barrels, declining to 126,449 barrels in 2007. Based on 1999 projected production the minimum delivery volumes will not be met in 1999. However should production exceed the 1999 minimum, the Working
Interest Owner is entitled to receive transportation without pay up to the cumulative prior underdelivered volumes.

11. SUPPLEMENTARY PROVED OIL AND GAS RESERVE INFORMATION (UNAUDITED)

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

    The reserve volume and cash flow amounts set forth below are for the interest in the Royalty attributable to the Trust, based on the Trust's 99.9 percent interest in the Partnership. Estimates of proved oil and gas reserves attributable to the Trust's interest are based on reports of Ryder Scott Company Petroleum Engineers (Ryder Scott). The Ryder Scott report reflected discounted future net cash flows as of December 31, 1998 of $4,189,518. In preparing its estimates, Ryder Scott did not take into account (a) revenues received after November 30 attributable to production during the fourth quarter of the respective year, (b) as of December 31, 1998, 1997 and 1996, approximately, 1.4 bcf, and 1.6 bcf sold by other parties pursuant to certain gas balancing arrangements and (c) an excess Class A cost carry-forward of $25.6 million, $17.4 million and $2.5 million at December 31, 1998, 1997 and 1996, respectively. For purposes of the reserve volume and cash flow amounts set forth below, the Trustee adjusted the estimates of Ryder Scott to take into account the foregoing factors, based on calculations supplied by the Working Interest Owner. These amounts have not been adjusted for additional amounts due the oil transporter, if any, in deficiency payments under the transportation contract. (See Note 10). In accordance with the requirements of the FASB, the reserve disclosures below were calculated using year-end oil and gas prices being received and current operating and abandonment cost levels.

     As discussed in Note 9, based on escalated estimates of costs to abandon the properties burdened by the Royalty, estimated remaining future abandonment costs approximately equal amounts previously withheld from distributions to Unitholders. For purposes of the reserve volume and cash flow amount set forth below, Ryder Scott considered unescalated estimates of these costs, which is $1,950,000 less than the escalated amounts. As a result, at December 31, 1998 an estimated cash inflow of $1,950,000 representing an estimated reimbursement from the Working Interest Owner, has been reflected in the reserve report upon completion of the abandonment of the properties. Any reimbursement would offset the Class A cost carry-forward. The Trust is required to present the supplementary information assuming no escalation in costs.

    Proved Oil and Gas Reserves. The following table sets forth estimates of the interest attributable to the Trust in proved oil and gas reserves and changes in such estimates. Oil, including crude oil, condensate and natural gas liquids, is stated in thousands of barrels; gas is stated in millions of cubic feet.

                                                                1998              1997               1996
                                                         ----------------- -----------------  -----------------
                                                            OIL      GAS      OIL      GAS       OIL      GAS
                                                         --------- ------- -------- --------  -------- ---------
                    Proved reserves, beginning of year....   --        --    804     6,490      603      5,241
                        Changes in prices and other
                         Revisions to previous
                    estimates, including impact of
                    Class A cost carryforward(1)..........   --        --   (746)   (5,969)     220      1,788
                      Extensions and discoveries(2).......   --        --     --        --       47        360
                      Production..........................                   (58)     (521)     (66)      (899)
                                                           ----    ------    ---      ----      ---     ------
                    Proved reserves, end of year..........   --        --     --        --      804      6,490
                                                           ====    ======    ===      ====      ===     ======

----------
(1) Estimates of proved reserves are subject to possible change, either upward or downward, as additional information becomes available. Because the Royalty is a net profits interest and reserve quantities are estimated pursuant to a formula based in part on the estimated future net cash flows, factors other than changes in estimates of gross quantities of reserves (such as changes in prices and costs) can result in changes in estimates of reserve quantities attributable to the Trust. The positive revisions in 1996 primarily reflect the impact of higher oil and gas prices. Negative revisions in 1997 reflect the impact of lower oil and gas prices, unfavorable drilling results and the effect of the Class A cost carryforward. Approximately 300,000 barrels and 4,400 million cubic feet of the negative revision amounts shown for 1997 are attributable to the cost carryforward, based on the formula discussed above. Consequently, proved oil and gas reserves at December 31, 1998, based on year-end prices, would provide estimated future net revenues in an amount less than the Class A cost carryforward. Accordingly, there were no proved reserves as of December 31, 1998 attributable to the Trust.

(2) Includes reserves related to West Cameron Block 215 and the Breton Sound Block 55 No. 4 well in 1996.

    Standardized Measure of Discounted Future Net Cash Flows from Proved Oil and Gas Reserves. The supplementary information presented below reflects estimates of discounted future net cash flows from proved oil and gas reserves and changes in such estimates prepared in accordance with requirements prescribed by the FASB.

    Future cash flows are determined by multiplying the estimated future net cash flows attributable to the combined interests of the Partnership and the Working Interest Owner by a factor of 90 percent (the Partnership's Royalty). The resulting amount is then multiplied by a factor of 99.9 percent reflecting the Trust's interest in the Partnership. Future net cash flows also include an estimate of the proceeds to be received from underdelivered gas (see Note 5 above) and give consideration to the cost carryforward at December 31, 1998 (see Note 1 above).

    It is emphasized that this supplementary information represents estimates which may be imprecise, and extreme caution should accompany its use and interpretation. The estimates were based on various assumptions, many of which are subject to uncertainties, and therefore, the estimates should not be considered to be a prediction of actual amounts to be paid to the Trustee. Additionally, as required under FASB's standards the supplementary information excludes consideration of anticipated future oil and gas prices and costs, does not consider discount rates other than 10 percent and does not consider additional potentially recoverable oil and gas reserves not currently classified as proved. Such factors should be considered in estimating the cash flows which ultimately could be derived from production of the related oil and gas reserves or sale of the reserves in-place.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES:

                                                                                    DECEMBER 31,
                                                                        ----------------------------------
                                                                          1998       1997         1996
                                                                        ------  ------------- ------------
                        Future cash flows.............................. $   --  $         --  $ 44,031,000
                        Discount for estimated timing of cash flows
                        (10 percent discount rate).....................    (--)          (--)  (18,834,000)
                                                                        ------  -----------   ------------
                        Standardized  measure of discounted future net
                        cash flows from proved oil and gas reserves.... $   --  $         --  $ 25,197,000
                                                                        ======  ============  ============

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES:

                                                                           YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                    1998            1997            1996
                                                               --------------  --------------  --------------
                     Discounted future net cash flows,
                       beginning of year.......................  $               $25,197,000     $12,296,000
                       Royalty proceeds........................           --              --              --
                       Changes in prices and other revisions
                       to previous estimates, including
                          impact of Class A cost
                          carryforward(1)......................           --     (27,717,000)      9,911,000
                       Extensions and discoveries(2)...........           --              --       1,760,000
                       Accretion of discount...................                    2,520,000       1,230,000
                                                                 -----------     -----------     -----------
                     Discounted future net cash flows, end of
                       year....................................  $        --     $        --     $25,197,000
                                                                 ===========     ===========     ===========

----------
(1) Revisions for 1997 reflect the impact of lower oil and gas prices, negative reserve quantity revisions and the effect of the Class A cost carryforward. Approximately $15.0 million of discounted future net cash flows of the negative revision amounts shown for 1997 are attributable to the cost carryforward. See Note 1 under "Proved Oil and Gas Reserves" above. Accordingly, there was no standardized measure of discounted future net cash flows from proved oil and gas reserves as of December 31, 1997 attributable to the Trust.

(2) Includes increased reserves at West Cameron Block 215 and the addition of the Breton Sound Block 55 No. 4 well in 1996.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas, National Association (Trustee) and the Unit Holders of Freeport-McMoRan
Oil and Gas Royalty Trust:

    We have audited the statements of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1998 and 1997, and the related statements of royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trustee and the General Partner of the Royalty Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1998 and 1997, and the royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 1998, on the cash basis of accounting described in Note 3.

ARTHUR ANDERSEN LLP

New Orleans, Louisiana,
April 5, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    There are no directors or executive officers of the Registrant, and to the Trustee's knowledge no person beneficially owns more than 5 percent of the outstanding Units. The Trustee is a corporate trustee which may be removed by the majority vote of the Unit holders.

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

-----------
* Incorporated by reference to Exhibits of like designation to the registrant's Annual Report on Form 10-K for the period ended December 31, 1983.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of 1998.

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

                                     FREEPORT-McMoRan OIL AND GAS
                                     ROYALTY TRUST

                                     By: CHASE BANK OF TEXAS,
                                     NATIONAL ASSOCIATION, Trustee

                                     By:          /s/ PETE FOSTER
                                         -------------------------------------
                                                      Pete Foster
                                        Senior Vice President and Trust Officer


April 15, 1999

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

-----------
* Incorporated by reference to Exhibits of like designation to the registrant's Annual Report on Form 10-K for the period ended December 31, 1983.

    THIS ANNUAL REPORT ON FORM 10-K WAS DISTRIBUTED TO UNIT HOLDERS AS AN ANNUAL REPORT. ADDITIONAL COPIES OF THIS ANNUAL REPORT WILL BE PROVIDED, WITHOUT CHARGE, AND COPIES OF EXHIBITS HERETO WILL BE PROVIDED, UPON PAYMENT OF A REASONABLE FEE, UPON WRITTEN REQUEST FROM ANY HOLDER OF UNITS TO:

Freeport-McMoRan Oil and Gas Royalty Trust
Chase Bank of Texas, National Association, Trustee
Attention: Corporate Trust Department
600 Travis, Suite 1150
Houston, Texas 77002