Form 10-Q
period 1999-03-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1999-05-14
CIK 727094

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

For the quarterly period ended March 31, 1999.

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Part I.  Financial Information

  Item 1.  Financial Statements:
     Statements of Royalty Proceeds and Distributable
      Cash..................................................    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Report of Independent Public Accountants...............    8

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K.................    13

Signature...................................................    14

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Royalty proceeds............................................  $        --    $        --
Trust administrative expenses...............................     (128,894)       (36,116)
Interest income.............................................       14,444         19,364
Reserve for future Trust expenses...........................      114,450         16,752
                                                              -----------    -----------
Distributable cash..........................................  $        --    $        --
                                                              ===========    ===========
Distributable cash per Unit.................................  $        --    $        --
                                                              ===========    ===========
Units outstanding...........................................   14,975,390     14,975,390
                                                              ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                MARCH 31,      DECEMBER 31,
                                                                  1999             1998
                           ASSETS                             -------------    -------------
Cash and short-term investments.............................  $   1,292,153    $   1,406,603
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................    (25,614,756)     (25,614,756)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)    (164,260,985)
                                                              -------------    -------------
          Total assets......................................  $   1,292,153    $   1,406,603
                                                              =============    =============
                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................      1,292,153    $   1,406,603
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding)...................................             --               --
                                                              -------------    -------------
          Total liabilities and trust corpus................  $   1,292,153    $   1,406,603
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1999         1998
                                                              --------    -----------
Trust corpus, beginning of year.............................  $     --    $        --
Royalty proceeds and interest income, net of trust
  administrative expenses and reserve for future Trust
  expenses..................................................        --             --
Distributions payable to Unit holders.......................        --             --
Amortization of net overriding royalty interest.............        --             --
                                                              --------    -----------
Trust corpus, end of period.................................  $     --    $        --
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

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. The Trust Indenture also provides that the Trustee is required to sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. There were no cash receipts in 1996, 1997, and 1998 and, therefore, the terms of the Trust Indenture dictate that the Trustee effect such a sale. However, the Unit holders of the Trust, at a special meeting of the Unit holders held on March 12, 1999, approved a Unit holder proposal to amend the Trust Indenture to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires the written approval of the Trustee as well as approval of the Unit holders. IMC Global Inc. (IMC), the successor to FTX's working interests burdened by the Royalty, has filed a declaratory judgment action seeking to prevent the Trustee from approving the amendment. The Trustee has indicated that it will take no action to approve the amendment until such time as the lawsuit is resolved. The Trustee will vigorously defend against the lawsuit, but if IMC prevails in its lawsuit, the amendment will not be effected and the Trustee will endeavor to sell the Royalty as soon as practicable for cash to the highest bidder and terminate the Trust in accordance with the terms of the Trust Indenture. See "Termination of the Trust." The Trustee will as promptly as possible distribute the proceeds of any such sales according to the respective interests and rights of the Unit holders after discharging all of the liabilities of the Trust and, if necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities. As of March 31, 1999, this Class A cost carry-forward was $26.5 million. This cost carry-forward must be recouped by the Working Interest Owner before any Royalty payment will be made to the Trust. There is no guarantee that the sale of future production will result in proceeds in excess of the cost carry-forward and other expenses. As a result, whether or not the Trust is terminated, there may be no further Royalty payments to the Trust. Based on a study of the proved oil and gas reserves attributable to the Royalty Properties as of December 31, 1998 made by Ryder Scott Company Petroleum Engineers (Ryder Scott), independent petroleum engineers, there were no estimated proved oil and gas reserve quantities or related discounted future

                                      --4--
net cash flows attributable to the Trust at December 31, 1998. The Ryder Scott estimates were prepared in accordance with regulations of the Securities and Exchange Commission and were limited to reserves classified as "proved" as of December 31, 1998. The Trust's Annual Report on Form 10-K includes a letter of Ryder Scott relating to its estimates and information regarding the assumptions used by Ryder Scott in preparing its reserve study. It also includes cautionary paragraphs that should be studied carefully together with the estimates in the letter.

2. THE ROYALTY

     IMC succeeded to FTX effective December 22, 1997, following the merger of FTX into IMC. Accordingly, IMC is now the Working Interest Owner and owns the oil and gas interests burdened by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis, including cost carry-forwards (Net Proceeds).

3. BASIS OF PRESENTATIONS

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

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows. Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty was $0 at March 31, 1999. Neither the initial nor the March 31, 1999 carrying value is necessarily indicative of the fair market value of the Royalty held by the Trust.

     Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

                                      --5--

4. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital cost incurred in recent years, a cumulative excess Class A cost carry-forward of $26,490,669 existed as of March 31, 1999. This carry-forward is subject to and includes an interest factor at the prime rate, which totaled $561,709, net to the Trust during the three month period ended March 31, 1999. This excess Class A cost carry-forward, including the interest factor, must be recouped out of future Gross Proceeds before Royalty payments to the Trust can be resumed.

5. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of March 31, 1999, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 1.4 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain.

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time there is a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million, of which $1,292,153 remained as of March 31, 1999. Because of the cumulative excess Class A cost carry-forward (Note 1), no Royalty payments were received, and $114,450 was withdrawn from the expense reserve to pay Trust administrative expenses during the first three months of 1999. There will be income tax consequences to the Unit holders for such reserve as described in Note 7 below.

     The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds for the first quarter of 1999 was
4.3 percent.

7. FEDERAL INCOME TAX MATTERS

     Unit holders are required to report taxable income for any Royalty income received by the Trust and interest on the Trust's cash reserves, even if no distributions are received by the Unit holders. Unit holders will

                                      --6--
have future income tax deductions as additional administrative expenses are incurred and paid with funds deposited in the expense reserve established for Trust administrative expenses described in Note 6 above.

8. RESERVE FOR FUTURE ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. As of December 31, 1998, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $9.5 million net to the Trust, all of which has been withheld from distributions to the Trust. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase Net Proceeds accordingly.

9. SUBSEQUENT EVENTS

Transportation Agreement
------------------------

     In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1998 the Working Interest Owner did not deliver the minimum volume under the agreement. Therefore, in February 1999 the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. The amount paid will be included in cost carry-forward in 1999. The minimum volume, net to the Working Interest Owner for 1999 will be 697,000 barrels, declining to 126,449 barrels in 2007. Based on the Working Interest Owner's estimate of 1999 production the minimum delivery volumes will not be met in 1999. However should production exceed the 1999 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior underdelivered volumes. The Working Interest Owner is in discussions with the oil pipeline company concerning a renegotiation of the agreement and approximately $600,000 will be included in the Class A cost carryforward in April, 1999.

Insurance Accrual
-----------------

     In April, 1999 the Working Interest Owner's insurer requested repayment of approximately $240,000 in worker's compensation insurance proceeds paid to the Working Interest Owner in November 1998. The proceeds related to the applicable deductible for a claim occurring on the Vermilion 310 property, and were reflected as a reduction of previously incurred Class A costs in 1998. Accordingly, an accrual for $240,000 will be included in the Class A cost carryforward related to reimbursement of these proceeds in the second quarter of 1999.

                             ---------------------

                                      --7--

     THE INFORMATION FURNISHED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998, WHICH ARE CONTAINED IN ITS ANNUAL REPORT ON FORM 10-K FOR 1998.

                                      --8--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of March 31, 1999, the related statements of royalty proceeds and distributable cash and changes in trust corpus for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Working Interest Owner.

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

     As discussed in Note 3, these financial statements were prepared on the cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the cash basis of accounting.

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1998 and, in our report dated April 5, 1999, we expressed an unqualified opinion on that statement.

                                          ARTHUR ANDERSEN LLP

New Orleans, Louisiana
May 11, 1999

                                      --9--

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

     The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although it is believed that these forward-looking statements are based on reasonable assumptions, important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the timing and extent of changes in commodity prices for oil and gas, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about oil and gas reserves, government regulations and other matters beyond the control of the Trustee and the Working Interest Owner.

     The Trust Indenture provides that the Trustee must sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust receives less than $3 million in cash in each of three consecutive years. The Trust received no cash in 1996, 1997 or 1998. Therefore, unless the amendment of the Trust Indenture approved by the Unit holders is effected, the Trustee will endeavor to effect such sale. At a special meeting of the Unit holders held on March 12, 1999, the Unit holders of the Trust approved a Unit holder proposal to amend the Trust Indenture to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires, in addition to the requisite vote of the Unit holders, the written approval of the Trustee. The Working Interest Owner has filed a declaratory judgment action seeking to enjoin the Trustee from approving the amendment. The Trustee will take no action to approve the amendment until such time as the lawsuit is resolved. The Trustee will vigorously defend against the lawsuit, but if the Working Interest Owner prevails in its lawsuit, the amendment will not be effected and the Trustee will endeavor to sell the Royalty as soon as practicable for cash to the highest bidder and terminate the Trust in accordance with the terms of the Trust Indenture. Although the Trustee will endeavor to offer the Royalty pursuant to procedures intended to maximize the proceeds to the Trust, the Trustee can give no assurance regarding the amounts, if any, to be realized as a result of such offer. It is the Trustee's intention to approve the amendment if the lawsuit is resolved in a manner that permits the Trustee to do so.

OPERATIONAL ACTIVITIES

     There was no exploratory or development activity on the properties during the first three months of 1999. Oil production on West Cameron 498 rapidly declined during the first three months of 1999. This is due primarily to mechanical and well performance on one well. However the operator will conduct remedial action to attempt to return the field to production expectations. This remedial action is expected to occur during the second quarter of 1999.

                                     --10--

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders during the first three months of 1999 or 1998. During the first quarter of 1999, Total Costs exceeded Gross Proceeds by approximately $1.0 million. As a result, the Class A cost carry-forward increased to $26.4 million (Note 3) net to the Trust as of March 31, 1999. Because of the Class A cost carry-forward, Trust administrative expenses were paid from the expense reserve during the 1999 and 1998 periods. The calculation of distributable cash for each period follows:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Gross Proceeds(1)...........................................  $ 1,251,135    $   764,281
Total Costs(2)..............................................   (2,211,884)    (4,111,067)
Excess Class A cost carry-forward, net(3)...................      960,749      3,346,786
                                                              -----------    -----------
Net Proceeds................................................           --             --
Percentage attributable to Royalty..........................         90.0%          90.0%
                                                              -----------    -----------
Amounts payable attributable to Royalty.....................           --             --
Percentage attributable to the Trust........................         99.9%          99.9%
                                                              -----------    -----------
Royalty Proceeds............................................           --             --
Trust administrative expenses...............................     (128,894)       (36,116)
                                                              -----------    -----------
                                                                 (128,894)       (36,116)
Interest income.............................................       14,444         19,364
Reserve for future Trust expenses(4)........................      114,450         16,752
                                                              -----------    -----------
Distributable cash..........................................  $        --    $        --
                                                              ===========    ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three month period ended in February of such year.

(2) Represents amounts accrued by the Working Interest Owner during the three month period ended in February of such year. Includes accrued interest of $561,709 in 1999 and $366,303 in 1998.

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

                                     --11--

     Gross Proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                                  FIRST QUARTER
                                                              ---------------------
                                                                1999         1998
                                                              --------     --------
Natural Gas
  Revenues (in millions)....................................   $  0.7       $  0.7
  Sales volumes (in million cubic feet).....................      405          249
  Average realization (per thousand cubic feet).............   $ 1.77       $ 2.74
Oil
  Revenues (in millions)....................................   $  0.5       $  0.1
  Sales volumes (in thousands of barrels)...................     49.2          4.3
  Average realization (per barrel)..........................   $18.83       $19.38

     Both oil and gas volumes for the first three months of 1999 period increased significantly over the 1998 period because of the commencement of production at West Cameron Block 498. The new production at West Cameron Block 498 was offset in part by normal production declines on the remaining properties.

     Costs consist of the following (in millions):

                                                                  FIRST QUARTER
                                                              ---------------------
                                                                1999         1998
                                                              --------     --------
Lease operating expenses....................................    $0.8         $0.4
Exploration and development costs...........................     0.8          3.2
Interest, abandonment costs withheld and other..............     0.6          0.5
                                                                ----         ----
                                                                $2.2         $4.1
                                                                ====         ====

     Lease operating expenses for the 1999 period increased over the 1998 period because of increased lease operating expense for West Cameron Block 498 during the period. Development costs for the first quarter 1999 relate primarily to development at West Cameron Block 498. First quarter 1998 costs also related to the development of West Cameron Block 498.

     In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1998 the Working Interest Owner did not deliver the minimum volume under the agreement. Therefore, in February 1999 the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. The amount paid will be included in cost carry-forward in 1999. The minimum volume, net to the Working Interest Owner for 1999 will be 697,000 barrels, declining to 126,449 barrels in 2007. Based on the Working Interest Owner's estimate of 1999 production the minimum delivery volumes will not be met in 1999. However should production exceed the 1999 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior underdelivered volumes. The Working

                                     --12--

Interest Owner is in discussions with the oil pipeline company concerning a renegotiation of the agreement and approximately $600,000 of this was accrued in April, 1999.

     In April, 1999 the Working Interest Owner's insurer requested repayment of approximately $240,000 in worker's compensation insurance proceeds paid to the Working Interest Owner in November 1998. The proceeds related to the applicable deductible for a claim occurring on the Vermilion 310 property, and were reflected as a reduction of previously incurred Class A costs in 1998. Accordingly, an accrual for $240,000 will be included in the Class A cost carryforward related to reimbursement of these proceeds in the second quarter of 1999.

CAPITAL RESOURCES AND LIQUIDITY

     The Trustee may sell or dispose of the Trust's interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty only as authorized by a vote of the Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. The Unit holders have approved an amendment to the Trust Indenture to extend the life of the Trust for at least another two years, but such amendment has not become effective because of pending litigation. See Note 1 to the Trust's financial statements included elsewhere in this report.

     The Trust's cash receipts last reached $3 million during 1995, and there were no cash receipts in 1996, 1997 or 1998. Additionally, the Class A cost carry-forward has increased to $26.5 million at March 31, 1999, primarily from the significant development costs incurred at West Cameron Blocks 498 (Note 3). This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Since the Trust did not receive cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described under "Termination of the Trust" above, unless the amendment to the Trust Indenture approved by the Unitholders on March 12, 1999 is implemented.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     The operators have not presented the Working Interest Owner with any further exploration or development plans for 1999. Therefore, there are no additional exploration and development costs budgeted for 1999. However the operator of West Cameron 498 will conduct remedial action to attempt to return the field to production expectations, and has submitted an AFE for approximately $60,000 net to the Working Interest Owner.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (Note 8). As of March 31, 1999, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $9.5 million net to the Trust, of which all has been withheld from distributions to Unit holders. Any adjustments to the estimated abandonment costs or variances will reduce or increase future Net Proceeds accordingly.

                                     --13--

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 6), of which $1.3 million remained at March 31, 1999.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1999.

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

                                                         FREEPORT-McMoRan OIL AND GAS
                                                         ROYALTY TRUST

                                                         By: Chase Bank of Texas, National
                                                         Association,
                                                               Trustee

                                                                      By:/s/ PETE FOSTER
                                                         ---------------------------------------------
                                                                          PETE FOSTER
                                                            SENIOR VICE PRESIDENT AND TRUST OFFICER

Date: May 14, 1999

                                     --15--

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                       DESCRIPTION
         ------                                       -----------
           27                 Financial Data Schedule