Form 10-Q
period 1999-06-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1999-08-16
CIK 727094

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

For the quarterly period ended June 30, 1999.

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Part I.  Financial Information

  Item 1.  Financial Statements:
     Statements of Royalty Proceeds and Distributable
      Cash..................................................    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Report of Independent Public Accountants...............    9

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    10

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K.................    14

Signature...................................................    15

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                            -------------------------   --------------------------
                                               1999          1998          1999           1998
                                            -----------   -----------   -----------    -----------
Royalty proceeds..........................  $        --   $        --   $        --    $        --
Trust administrative expenses.............     (213,221)     (127,868)     (342,115)      (163,984)
Interest income...........................       12,674        18,865        27,118         38,229
Reserve for future Trust expenses.........      200,547       109,003       314,997        125,755
                                            -----------   -----------   -----------    -----------
Distributable cash........................  $        --   $        --   $        --    $        --
                                            ===========   ===========   ===========    ===========
Distributable cash per Unit...............  $        --   $        --   $        --    $        --
                                            ===========   ===========   ===========    ===========
Units outstanding.........................   14,975,390    14,975,390    14,975,390     14,975,390
                                            ===========   ===========   ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                JUNE 30,       DECEMBER 31,
                                                                  1999             1998
                                                              -------------    -------------
                           ASSETS                              (UNAUDITED)
Cash and short-term investments.............................  $   1,091,606    $   1,406,603
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................    (25,614,756)     (25,614,756)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)    (164,260,985)
                                                              -------------    -------------
          Total assets......................................  $   1,091,606    $   1,406,603
                                                              =============    =============
                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................      1,091,606    $   1,406,603
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding)...................................             --               --
                                                              -------------    -------------
          Total liabilities and trust corpus................  $   1,091,606    $   1,406,603
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
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

                                  (UNAUDITED)
1. THE TRUST

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

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. The Trust Indenture also provides that the Trustee is required to sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. There were no cash receipts in 1996, 1997, and 1998 and, therefore, the terms of the Trust Indenture dictate that the Trustee effect such a sale. In addition, the Conveyance provides for a Class A cost carry-forward for any month in which the Class A costs (including those carried forward from previous months) exceed the gross proceeds realized from the subject properties. As of June 30, 1999, this Class A cost carry-forward was $27.9 million. (See additional information in note 4.) This cost carry-forward must be recouped by the Working Interest Owner before any Royalty payment will be made to the Trust. There is no guarantee that the sale of future production will result in proceeds in excess of the cost carry-forward and other expenses. As a result, whether or not the Trust is terminated, there may be no further Royalty payments to the Trust. Based on a study of the proved oil and gas reserves attributable to the Royalty Properties as of December 31, 1998 made by Ryder Scott Company Petroleum Engineers (Ryder Scott), independent petroleum engineers, there were no estimated proved oil and gas reserve quantities or related discounted future net cash flows attributable to the Trust at December 31, 1998. The Ryder Scott estimates were prepared in accordance with regulations of the Securities and Exchange Commission and were limited to reserves classified as "proved" as of December 31, 1998. The Trust's Annual Report on Form 10-K includes a letter of Ryder Scott relating to its estimates and information regarding the assumptions used by Ryder Scott in preparing its reserve study. It also includes cautionary paragraphs that should be studied carefully together with the estimates in the letter. However, the Unit holders of the Trust, at a special meeting of the Unit holders held on March 12, 1999, approved a Unit holder proposal to amend the Trust Indenture to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires the written approval of the Trustee as well as approval of the Unit holders. IMC Global Inc. (IMC), the successor to FTX's working interests burdened by the Royalty, has filed a declaratory judgment action seeking to

                                      --4--
prevent the Trustee from approving the amendment. The Trustee has indicated that it will take no action to approve the amendment until such time as the lawsuit is resolved. The Trustee will vigorously defend against the lawsuit, but if IMC prevails in its lawsuit, the amendment will not be effected and the Trustee will endeavor to sell the Royalty as soon as practicable for cash to the highest bidder and terminate the Trust in accordance with the terms of the Trust Indenture. See "Termination of the Trust." The Trustee will as promptly as possible distribute the proceeds of any such sale according to the respective interests and rights of the Unit holders after discharging all of the liabilities of the Trust and, if necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities.

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

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows. Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty was $0 at June 30, 1999. Neither the initial nor the June 30, 1999 carrying value is necessarily indicative of the fair market value of the Royalty held by the Trust.

     Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

                                      --5--

4. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital cost incurred in recent years, a cumulative excess Class A cost carry-forward of $27,915,663 existed as of June 30, 1999. This carry-forward is subject to and includes an interest factor at the prime rate, which totaled $1,032,771, net to the Trust during the six month period ended June 30, 1999. This excess Class A cost carry-forward, including the interest factor, must be recouped out of future Gross Proceeds before Royalty payments to the Trust can be resumed.

5. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. Instead, the Working Interest Owner is entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of June 30, 1999 (on a cash basis prior to the settlement described below), the net unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 1.1 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain.

     During the month of June 1999, the Working Interest Owner received approximately $1.7 million in settlement for the gas imbalances in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 of approximately 1.2 bcf incurred prior to January 1, 1999. Such amounts will be included for purposes of computing the Class A cost carry-forward for July 1999.

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time there is a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million, of which $1,091,606 remained as of June 30, 1999. Because of the cumulative excess Class A cost carry-forward (Note 1), no Royalty payments were received, and $314,997, net of interest income was withdrawn from the expense reserve to pay Trust administrative expenses during the first six months of 1999.

     The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds for the second quarter of 1999 was
4.21 percent.

                                      --6--

7. FEDERAL INCOME TAX MATTERS

     Unit holders are required to report taxable income for any Royalty income received by the Trust and interest on the Trust's cash reserves, even if no distributions are received by the Unit holders. Unit holders will have future income tax deductions as additional administrative expenses are incurred and paid with funds deposited in the expense reserve established for Trust administrative expenses described in Note 6 above.

8. RESERVE FOR FUTURE ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. As of December 31, 1998, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $9.5 million net to the Trust, all of which has been withheld from distributions to the Trust. Any further adjustments to estimated abandonment costs or variances to actual costs will be taken into account in computing Net Proceeds.

9. SUBSEQUENT EVENTS

Transportation Agreement
------------------------

     In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1998 the Working Interest Owner did not deliver the minimum volume under the agreement. Therefore, in February 1999 the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. The Working Interest Owner paid the amount due the pipeline company in July 1999.

New York Stock Exchange Notification
-----------------

     The New York Stock Exchange has notified the Trustee that the Trust has fallen below the continued listing standards of the Exchange. The Trustee has sent an inquiry letter to the Exchange to determine whether, in light of the unique circumstances surrounding the Trust, the Exchange will grant the Trust an extension with respect to the continued listing criteria. If the Exchange does not grant the Trust such an extension, the Units will be subject to delisting and will not therefore be eligible for trading on the New York Stock Exchange.

                                      --7--

Assignment of Interest

     On May 19, 1999 the Working Interest Owner assigned its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermillion Block 58 to the operator of such properties in exchange for the operator's assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. A final settlement will occur within 120 days after May 19, 1999, to allocate income and expenses, including future abandonment costs attributable to the assigned interest after the effective date. These transactions will be reflected in the appropriate month's Statement of Computation of Net Proceeds Payable to the Trust. Such amounts will be reflected in the Class A cost carry-forward.

     The Working Interest Owner is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several unitholders.

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

                                      --8--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of June 30, 1999, the related statements of royalty proceeds and distributable cash and changes in trust corpus for the three and six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Working Interest Owner.

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

New Orleans, Louisiana
August 13, 1999

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

OPERATIONAL ACTIVITIES

     There was no exploratory or development activity on the properties during the first six months of 1999. Oil production on West Cameron 498 rapidly declined during the first three months of 1999. This was due primarily to mechanical problems and well performance on one well. During the second quarter the operator conducted remedial action to attempt to return the field to production expectations. This remedial action was unsuccessful and the operator is evaluating various alternatives, including drilling a new well.

                                     --10--

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders during the first six months of 1999 or 1998. During the three months and six months ended June 30, 1999, Total Costs exceeded Gross Proceeds by approximately $1.6 million and $2.6 million, respectively. As a result, the Class A cost carry-forward increased to $27.9 million (Note 3) net to the Trust as of June 30, 1999. Because of the Class A cost carry-forward, Trust administrative expenses were paid from the expense reserve during the 1999 and 1998 periods. The calculation of distributable cash for each period follows:

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                          -------------------------    -------------------------
                                             1999          1998           1999          1998
                                          -----------   -----------    -----------   -----------
Gross Proceeds(1).......................  $ 1,305,195   $ 4,544,162    $ 2,556,330   $ 5,308,443
Total Costs(2)..........................   (2,890,095)   (5,872,103)    (5,101,979)   (9,983,170)
Excess Class A cost carry-forward,
  net(3)................................    1,584,900     1,327,941      2,545,649     4,674,727
                                          -----------   -----------    -----------   -----------
Net Proceeds............................           --            --             --            --
Percentage attributable to Royalty......         90.0%         90.0%          90.0%         90.0%
                                          -----------   -----------    -----------   -----------
Amounts payable attributable to
  Royalty...............................           --            --             --            --
Percentage attributable to the Trust....         99.9%         99.9%          99.9%         99.9%
                                          -----------   -----------    -----------   -----------
Royalty Proceeds........................           --            --             --            --
Trust administrative expenses...........     (213,221)     (127,868)      (342,115)     (163,984)
                                          -----------   -----------    -----------   -----------
                                             (213,221)     (127,868)      (342,115)     (163,984)
Interest income.........................       12,674        18,865         27,118        38,229
Reserve for future Trust expenses(4)....      200,547       109,003        314,997       125,755
                                          -----------   -----------    -----------   -----------
Distributable cash......................  $        --   $        --    $        --   $        --
                                          ===========   ===========    ===========   ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three month period ended in February of such year.

(2) Represents amounts accrued by the Working Interest Owner during the three and six month periods ended in May of such year. Includes accrued interest of $586,963 and $1,148,672 for the three and six months during 1999 and $446,386 and $812,689 for the three and six months during 1998.

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

                                     --11--

     Gross Proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                  SECOND QUARTER              SIX MONTHS
                                               ---------------------     ---------------------
                                                 1999         1998         1999         1998
                                               --------     --------     --------     --------
Natural Gas
  Revenues (in millions).....................   $  0.7       $  2.0       $  1.4       $  2.7
  Sales volumes (in million cubic feet)......      336          891          742        1,140
  Average realization (per thousand cubic
     feet)...................................   $ 2.08       $ 2.22       $ 1.87       $ 2.33
Oil
  Revenues (in millions).....................   $  0.6       $  2.5       $  1.1       $  2.6
  Sales volumes (in thousands of barrels)....     48.4        168.8         97.7        173.1
  Average realization (per barrel)...........   $12.40       $15.21       $11.25       $15.32

     Both oil and gas volumes for the first three months of 1999 period decreased significantly over the 1998 periods because of mechanical problems and well performance at West Cameron Block 498 and normal production declines on the remaining properties.

     Costs consist of the following (in millions):

                                                         SECOND QUARTER              SIX MONTHS
                                                      ---------------------     ---------------------
                                                        1999         1998         1999         1998
                                                      --------     --------     --------     --------
Lease operating expenses............................    $1.8         $0.9         $2.6        $ 1.3
Exploration and development costs...................     0.4          4.4          1.2          7.6
Interest, abandonment costs withheld and other......     0.7          0.6          1.3          1.1
                                                        ----         ----         ----        -----
                                                        $2.9         $5.9         $5.1        $10.0
                                                        ====         ====         ====        =====

     Lease operating expenses for the 1999 periods increased over the 1998 periods because of increased lease operating expense for West Cameron Block 498 and High Island Block 552. The Working Interest Owner is currently discussing with the operator of High Island Block 522 amounts billed of approximately $400,000. The Working Interest Owner believes these costs to be excessive and has not paid the operator. Development costs for 1999 relate primarily to the payment during 1999 of invoices relating to 1998 in connection with the development at West Cameron Block 498. 1998 costs also related to the development of West Cameron Block 498.

     In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1998 the Working Interest Owner did not deliver the minimum volume under the agreement. Therefore, in February 1999 the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. The Working Interest Owner paid the amount due the pipeline company in July 1999.

                                     --12--

     On May 19, 1999 the Working Interest Owner assigned its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator in exchange for the operator's assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. A final settlement will occur within 120 days after May 19, 1999, to allocate income and expenses attributable to the assigned interest after the effective date.

     During the month of June 1999, in a separate transaction, the Working Interest Owner received approximately $1.7 million from the operator of the above listed properties in settlement for the gas imbalances incurred prior to January 1, 1999. Such amounts will be included for purposes of computing the Class A cost carry-forward for July 1999.

     The Working Interest Owner is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several unitholders.

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

     The Trust's cash receipts last reached $3 million during 1995, and there were no cash receipts in 1996, 1997 or 1998. Additionally, the Class A cost carry-forward has increased to $27.9 million at June 30, 1999, primarily from the significant development costs incurred at West Cameron Blocks 498 (Note 3). This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Since the Trust did not receive cash receipts of at least $3 million during 1998, the Trust will be terminated by one of the means described under "Termination of the Trust" above, unless the amendment to the Trust Indenture approved by the Unitholders on March 12, 1999 is implemented.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (Note 8). As of June 30, 1999, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $9.5 million net to the Trust, of which all has been withheld from distributions to Unit holders. Any adjustments to the estimated abandonment costs or variances will be taken into account in computing future Net Proceeds.

     For the past several years, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the

                                     --13--

Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 6), of which $1.1 million remained at June 30, 1999.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1999.

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

Date: August 16, 1999

                                     --15--

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                       DESCRIPTION
         ------                                       -----------
           27                 Financial Data Schedule