Form 10-Q
period 1999-09-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 1999-11-15
CIK 727094

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

For the quarterly period ended September 30, 1999.

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

                                      --2--

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   --------------------------
                                               1999          1998          1999           1998
                                            -----------   -----------   -----------    -----------
Royalty proceeds..........................  $        --   $        --   $        --    $        --
Trust administrative expenses.............      (89,438)     (126,010)     (431,553)      (289,994)
Interest income...........................       11,954        17,870        39,072         56,099
Reserve for future Trust expenses.........       77,484       108,140       392,481        233,895
                                            -----------   -----------   -----------    -----------
Distributable cash........................  $        --   $        --   $        --    $        --
                                            ===========   ===========   ===========    ===========
Distributable cash per Unit...............  $        --   $        --   $        --    $        --
                                            ===========   ===========   ===========    ===========
Units outstanding.........................   14,975,390    14,975,390    14,975,390     14,975,390
                                            ===========   ===========   ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    -------------
                           ASSETS                              (UNAUDITED)
Cash and short-term investments.............................  $   1,014,122    $   1,406,603
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................    (25,614,756)     (25,614,756)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)    (164,260,985)
                                                              -------------    -------------
          Total assets......................................  $   1,014,122    $   1,406,603
                                                              =============    =============
                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................      1,014,122    $   1,406,603
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized,
  issued and outstanding)...................................             --               --
                                                              -------------    -------------
          Total liabilities and trust corpus................  $   1,014,122    $   1,406,603
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
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

     The Conveyance provides for a Class A cost carry-forward for any month in which the Class A costs (including those carried forward from previous months) exceed the gross proceeds realized from the subject properties. As of September 30, 1999, this Class A cost carry-forward was $22.4 million. (See additional information in Note 4.) This cost carry-forward must be recouped by the Working Interest Owner before any Royalty payment will be made to the Trust. There is no guarantee that the sale of future production will result in proceeds in excess of the cost carry-forward and other expenses. As a result, whether or not the Trust is terminated, there may be no further Royalty payments to the Trust. Based on a study of the proved oil and gas

                                      --4--
reserves attributable to the Royalty Properties as of December 31, 1998 made by Ryder Scott Company Petroleum Engineers (Ryder Scott), independent petroleum engineers, there were no estimated proved oil and gas reserve quantities or related discounted future net cash flows attributable to the Trust at December 31, 1998 after considering the impact of the Class A cost carry-forward. The Ryder Scott estimates were prepared in accordance with regulations of the Securities and Exchange Commission and were limited to reserves classified as "proved" as of December 31, 1998. The Trust's Annual Report on Form 10-K includes a letter of Ryder Scott relating to its estimates and information regarding the assumptions used by Ryder Scott in preparing its reserve study. It also includes cautionary paragraphs that should be studied carefully together with the estimates in the letter.

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

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows. Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty was $0 at September 30, 1999. Neither the initial nor the September 30, 1999 carrying value is necessarily indicative of the fair market value of the Royalty held by the Trust.

                                      --5--

     Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

4. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital cost incurred in recent years, a cumulative excess Class A cost carry-forward of $22,421,107 existed as of September 30, 1999. This carry-forward is subject to and includes an interest factor at the prime rate, which totaled $1,555,566, net to the Trust during the nine month period ended September 30, 1999. This excess Class A cost carry-forward, including the interest factor, must be recouped out of future Gross Proceeds before there is a resumption of Royalty payments to the Trust.

5. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. Instead, the Working Interest Owner is entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, because of the lack of sufficient remaining reserves from which to makeup any underproduction. As of September 30, 1999 (on a cash basis prior to the settlement described below), the Trust currently has minimal quantities of gas remaining unrecovered pursuant to such gas balancing arrangements. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain.

     During the month of June 1999, the Working Interest Owner received approximately $1.7 million in settlement for the gas imbalances in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 of approximately 1.2 billion cubic feet (bcf) incurred prior to January 1, 1999. Such amounts have been reflected in the Class A cost carry-forward for the third quarter 1999.

6. EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses during the time there is a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million, of which $1,014,122 remained as of September 30, 1999. Because of the cumulative excess Class A cost carry-forward (Note 1), no Royalty payments were received, and $392,481, net of interest income was withdrawn from the expense reserve to pay Trust administrative expenses during the first nine months of 1999.

                                      --6--

     The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds for the third quarter of 1999 was
4.47 percent.

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

8. RESERVE FOR FUTURE ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. As of September 30, 1999, the remaining aggregate abandonment costs, as estimated by the operator of the Trust's properties, to be incurred for all of the Trust's properties totaled $5.2 million net to the Trust, all of which has been withheld from distributions to the Trust. During the third quarter the Class A cost carryforward was reduced by $3,989,615 for the reversal of abandonment costs previously accrued for West Cameron Block 215, Vermilion Block 58 and Breton Sound Block 55. The Working Interest Owner assigned its ownership in these properties to the operators of the properties in exchange for the operator's assuming all duties and obligations with respect to the assigned interest including abandonment obligations. Any further adjustments to estimated abandonment costs or variances to actual costs will be taken into account in computing future Net Proceeds.

9. TRANSPORTATION AGREEMENT

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

10. NEW YORK STOCK EXCHANGE NOTIFICATION

     On August 24, 1999 the New York Stock Exchange notified the Trustee that the Trust had fallen below the continued listing standards of the Exchange. The Trustee sent an inquiry letter to the Exchange to determine whether, in light of the unique circumstances surrounding the Trust, the Exchange would grant the Trust an extension with respect to the continued listing criteria. The Exchange did not grant the Trust such an
                                      --7--
extension, the Units were deleted and are no longer eligible for trading on the New York Stock Exchange. The units now trade in the over the counter market under the symbol FMOLS.

11. ASSIGNMENT OF INTEREST

     As mentioned above under "Reserve for Future Abandonment Costs," on August 30, 1999 the Working Interest Owner assigned its ownership interest in Vermilion Blocks 21/22 and paid $297,500 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective April 1, 1999. A final settlement will occur within 45 days after August 30, 1999 to allocate income and expenses attributable to the assigned interest subsequent to the effective date.

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

                                      --8--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of September 30, 1999, and the related statements of royalty proceeds and distributable cash and changes in trust corpus for the three and nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     As discussed in Note 3, these financial statements were prepared on the cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the cash basis of accounting.

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1998 and, in our report dated April 5, 1999, we expressed an unqualified opinion on that statement.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
November 12, 1999

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

OPERATIONAL ACTIVITIES

     On May 19, 1999 the Working Interest Owner assigned its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator of such properties in exchange for the operator's assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999.

                                     --10--

RESULTS OF OPERATIONS

     There were no cash distributions to the Unit holders during the first nine months of 1999 or 1998. During the three months and nine months period ended September 30, 1999, Gross Proceeds exceeded Total Costs by approximately $6.1 million and $3.6 million, respectively. Gross Proceeds exceeded Total Costs primarily due to the settlement of gas imbalances of $1.7 million recorded as Gross Proceeds and the reversal of previously accrued plug and abandonment cost of approximately $4.4 million included in Total Costs. These transactions were between the Working Interest Owner and Amerada Hess in connection with the Working Interest Owner's assignment of West Cameron Block 215, Vermilion Block 58 and Breton Sound Block 55 to Amerada Hess, the operator of the properties. As a result, the Class A cost carry-forward decreased to $22.4 million (Note 4) net to the Trust as of September 30, 1999. Because of the Class A cost carry-forward, Trust administrative expenses were paid from the expense reserve during the 1999 and 1998 periods. The calculation of distributable cash for each period follows:

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   --------------------------
                                              1999          1998          1999           1998
                                           -----------   -----------   -----------   ------------
Gross Proceeds(1)........................  $ 2,298,241   $ 3,830,172   $ 4,854,571   $  9,138,615
Total Costs(2)...........................    3,812,932    (5,749,455)   (1,289,047)   (15,732,625)
Excess Class A cost (recovery)
  carry-forward, net(3)..................   (6,111,173)    1,919,283    (3,565,524)     6,594,010
                                           -----------   -----------   -----------   ------------
Net Proceeds.............................           --            --            --             --
Percentage attributable to Royalty.......         90.0%         90.0%         90.0%          90.0%
                                           -----------   -----------   -----------   ------------
Amounts payable attributable to
  Royalty................................           --            --            --             --
Percentage attributable to the Trust.....         99.9%         99.9%         99.9%          99.9%
                                           -----------   -----------   -----------   ------------
Royalty Proceeds.........................           --            --            --             --
Trust administrative expenses............      (89,438)     (126,010)     (431,553)      (289,994)
                                           -----------   -----------   -----------   ------------
                                               (89,438)     (126,010)     (431,553)      (289,994)
Interest income..........................       11,954        17,870        39,072         56,099
Reserve for future Trust expenses(4).....       77,484       108,140       392,481        233,895
                                           -----------   -----------   -----------   ------------
Distributable cash.......................  $        --   $        --   $        --   $         --
                                           ===========   ===========   ===========   ============

---------------

(1) Represents amounts received by the Working Interest Owner during the three and nine month periods ended in August of such year.

(2) Represents amounts accrued by the Working Interest Owner during the three and nine month periods ended in August of such year. Includes accrued interest of $581,465 and $1,730,137 for the three and nine months during 1999 and $478,630 and $1,291,319 for the three and nine months during 1998.

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

                                     --11--

     Gross Proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                   THIRD QUARTER              NINE MONTHS
                                               ---------------------     ---------------------
                                                 1999         1998         1999         1998
                                               --------     --------     --------     --------
Natural Gas
  Revenues (in millions).....................   $  1.8       $  1.4       $  3.3       $  4.1
  Sales volumes (in million cubic feet)......    1,331          639        2,073        1,779
  Average realization (per thousand cubic
     feet)...................................   $ 1.39       $ 2.25       $ 1.57       $ 2.30
Oil
  Revenues (in millions).....................   $  0.5       $  2.4       $  1.6       $    5
  Sales volumes (in thousands of barrels)....     37.1        178.4        134.8        351.5
  Average realization (per barrel)...........   $12.13       $13.39       $11.84       $14.34

     Gas volumes for the three months ended September 30, 1999 increased significantly over the 1998 period because of the settlement of the gas imbalances for West Cameron Block 215, Vermilion Block 58 and Breton Sound Block
55. The increases were partially offset by normal production declines on the remaining properties. Gas revenue for the nine months ended September 30, 1999 were significantly below the 1998 period due to the decrease in gas prices realized. Oil volumes for the three months and nine months ended September 30, 1999 period decreased significantly over the 1998 periods because of mechanical problems and well performance at West Cameron Block 498 and normal production declines on the remaining properties.

     Costs consist of the following (in millions):

                                                      THIRD QUARTER              NINE MONTHS
                                                  ---------------------     ---------------------
                                                    1999         1998         1999         1998
                                                  --------     --------     --------     --------
Lease operating expenses........................  $   0.03       $1.4       $   2.64      $ 2.7
Exploration and development costs...............      0.01        3.7            1.4       11.3
Interest, abandonment costs withheld and
  other.........................................       0.6        0.6            1.7        1.7
Abandonment cost................................     (4.44)         0          (4.44)         0
                                                  --------       ----       --------      -----
                                                  $   (3.8)      $5.7       $    1.3      $15.7
                                                  ========       ====       ========      =====

     Lease operating expenses and exploration and development costs for the 1999 periods decreased over the 1998 periods because the Working Interest Owner assigned its interest in West Cameron Block 215, Vermilion Block 58 and Breton Sound Block 55 to the operator, thereby reducing expenses. The Working Interest Owner is currently discussing with the operator of High Island Block 552 amounts billed of approximately $400,000. The Working Interest Owner believes these costs to be excessive and has not paid the operator. The Working Interest Owner has scheduled an audit to be conducted during the fourth quarter of 1999. Development costs for 1999 relate primarily to the payment during 1999 of invoices relating to 1998 in connection with the development at West Cameron Bock 498. Development costs for 1998 also related to the development of West Cameron Block 498.

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

                                     --12--

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

     On May 19, 1999 the Working Interest Owner assigned its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. As a result of this transaction the Working Interest Owner reversed the plug and abandonment accrual associated with the assigned properties, which reduced the Class A cost-carryforward by $3,989,615, net to the Trust.

     In a separate transaction, the Working Interest Owner received approximately $1.7 million from the operator of the above listed properties in settlement for the gas imbalances incurred prior to January 1, 1999.

     On August 30, 1999 the Working Interest Owner assigned its ownership interest in Vermilion Blocks 21/22 and paid $297,500 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective April 1, 1999. A final settlement will occur within 45 days after August 30, 1999 to allocate income and expenses attributable to the assigned interest subsequent to the effective date. The Working Interest Owner is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several unitholders.

CAPITAL RESOURCES AND LIQUIDITY

     The Trustee may sell or dispose of the Trust's interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty only as authorized by a vote of the Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. At the beginning of 1999, the Unit holders approved an amendment to the Trust Indenture to extend the life of the Trust for at least another two years, but such amendment has not become effective because of pending litigation. See Note 1 to the Trust's financial statements included elsewhere in this report.

     The Trust's cash receipts last reached $3 million during 1995, and there were no cash receipts in 1996, 1997, 1998 or 1999. The Class A cost carry-forward has decreased to $22.4 million at September 30, 1999, primarily from the result of the assignment of the above mentioned properties. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Since the Trust did not receive cash receipts of at least $3 million in the three year period ended 1998, the Trust will be terminated by one of the means described under "Termination of the Trust" above, unless the amendment to the Trust Indenture approved by the Unitholders on March 12, 1999 is implemented.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

                                     --13--

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (Note 8). As of September 30, 1999, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $5.2 million net to the Trust, of which all has been withheld from distributions to Unit holders. Any adjustments to the estimated abandonment costs or variances will be taken into account in computing future Net Proceeds.

     For the past several years, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (Note 6), of which approximately $1.0 million remained at September 30, 1999.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1999.

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

                                                         FREEPORT-McMoRan OIL AND GAS
                                                         ROYALTY TRUST

                                                         By: Chase Bank of Texas, National
                                                         Association,
                                                               Trustee

                                                                      By:/s/ MIKE ULRICH
                                                         ---------------------------------------------
                                                                          MIKE ULRICH
                                                            SENIOR VICE PRESIDENT AND TRUST OFFICER

Date: November 15, 1999

                                     --15--

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                       DESCRIPTION
         ------                                       -----------
           27                 Financial Data Schedule