Form 10-K405
period 1999-12-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2000-03-30
CIK 727094

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8581

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             (Exact name of Registrant as Specified in Its Charter)

                    TEXAS                                       72-6108468
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

 CHASE BANK OF TEXAS, NATIONAL ASSOCIATION,                        77002
                   TRUSTEE                                      (Zip Code)
               712 MAIN STREET
               HOUSTON, TEXAS
  (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (713) 216-5712

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
        Units of Beneficial Interest                         Over the Counter

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X]

     The aggregate market value of the 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust held by non-affiliates of the registrant on March 27, 2000 was approximately $3,444,339.70 based on the closing price of the Units of $.23.

     As of March 27, 2000, 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I

Item 1.    Business....................................................    1
           Background..................................................    1
           Description of the Trust....................................    1
           Description of the Units....................................    5
           The Royalty Properties and the Royalty......................    7
           Federal Income Tax Considerations...........................   24
Item 2.    Properties..................................................   25
Item 3.    Legal Proceedings...........................................   25
Item 4.    Submission of Matters to a Vote of Unit Holders.............   25

                                   PART II

Item 5.    Market for the Registrant's Units and Related Unit Holder
             Matters...................................................   26
Item 6.    Selected Financial Data.....................................   26
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of
             Operations................................................   27
Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................   31
Item 8.    Financial Statements and Supplementary Data.................   31
           Statements of Royalty Proceeds and Distributable Cash:
           For the years ended December 31, 1999,1998, and 1997........   31
           Statements of Assets, Liabilities and Trust Corpus:
           As of December 31, 1999 and 1998............................   32
           Statements of Changes in Trust Corpus:
           For the years ended December 31, 1999, 1998 and 1997........   32
           Notes To Financial Statements...............................   33
           Report Of Independent Public Accountants....................   40
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   41

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   41
Item 11.   Executive Compensation......................................   41
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   41
Item 13.   Certain Relationships and Related Transactions..............   41

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................   42
Signature..............................................................   43

                                     PART I

ITEM 1. BUSINESS.

                                   BACKGROUND

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created under the laws of the State of Texas. Chase Bank of Texas, National Association (Chase Texas) serves as Trustee of the Trust.

     For a discussion of the (i) estimated reserves attributable to the Royalty Trust as of December 31, 1999 and the estimated future net income of the Trust, see the report by Ryder Scott Company L.P. contained on pages 10 through 15 hereof, (ii) financial condition and results of operations of the Trust, see
Item 7 appearing on pages 27 through 31 hereof and (iii) financial statements and supplementary data of the Trust, see Item 8 appearing on pages 31 through 40, with special reference to Note 10 thereto appearing on page 37.

     The combination of the significant Class A cost carry-forward and negative reserve quantity revisions, have caused there to be no proved oil and gas reserve quantities and related discounted future net cash flows attributable to the Trust at December 31, 1999. Further, as described under "Termination of the Trust," the Trust indenture provides that "if the amount of cash per year received by the Trust for each of three successive years commencing after December 31, 1990 is less the $3,000,000 then the Trustee shall sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty". The Trust did not have $3 million in cash receipts during 1998, which was the third year in a row the Trust failed to achieve $3 million in cash receipts. Therefore, the Trust indenture provides the Trustee shall sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty. However at a special meeting of the Unit holders held on March 12, 1999, the Unit holders of the Trust approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires, in addition to the requisite vote of the Unit holders, the written approval of the Trustee. Before the Trustee approved the amendment and even before the Unit holders' March 12, 1999 vote, IMC Global Inc. (IMC), the owner of the working interest burdened by the Trust's royalty interest, filed on March 3, 1999 a declaratory judgment action in Harris County, Texas seeking to enjoin the Trustee from approving the amendment of the Trust Indenture (the "IMC Lawsuit"). The Trustee will take no action to approve the amendment until such time as the lawsuit is resolved. After filing of the lawsuit, IMC pursued limited discovery. The Trustee, pursuant to its powers under the Trust Indenture, and IMC have entered into settlement negotiations. To allow adequate time to pursue all settlement options, IMC and the Trustee moved for and received from the District Court an Agreed Order on Joint Motion to Abate. In furtherance of settlement negotiations and while the lawsuit is abated, the Trustee has retained Albrecht & Associates to assist it in connection with a possible settlement.

                            DESCRIPTION OF THE TRUST

     On July 2, 1999, the New York Stock Exchange (NYSE) issued a notice to the Trust that the Trust had fallen below the continued listing qualitative standards of the Exchange. The notice was based on NYSE's determination that the Trust did not meet NYSE listing requirements after a review of the Trust's Form 10-K filing for the fiscal year ending December 31, 1998 and Form 10-Q filing for the three months ending March 31, 1999.

     The Trust sent an inquiry letter to the NYSE requesting, in light of the unique circumstances surrounding the Trust, an extension with respect to the continued listing criteria, but such request was denied. Following suspension of trading in the Units, the NYSE filed an application with the Securities Exchange Commission to delist the Units.

     The Trustee believes that it took all reasonable actions to maintain the registration of the Units on the NYSE, but because the Trust has fallen below the NYSE continued listing criteria, the Trustee was unable to maintain such registration.

     Units of beneficial interest (the Units) in the Trust are now traded on the over the counter market under the trading symbol "FMOLS."

     The term "Company," as used herein, includes IMC successor to Freeport-McMoRan Inc. (FTX) effective December 22, 1997, its divisions, direct and indirect subsidiaries and affiliates, except as otherwise indicated by the context. The term "Working Interest Owner" means IMC, and the successors and assigns of its oil and gas working interests to the extent the context requires.

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

     The Trust has no employees. Administrative functions of the Trust are performed by the Trustee, which is compensated for its services and reimbursed for specified charges for transfer agency and distribution functions out of Trust assets. The Trustee is also entitled to reimbursement for its out-of-pocket expenses. Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities which the Trustee ordinarily incurs are those for routine administrative expenses, such as Trustee's fees and accounting, legal and other administrative fees. The costs and expenses of the Trust (including the Trustee's fees) are estimated to approximate $600,000 for 2000. The Trustee, in accordance with the Trust Indenture, established an expense reserve to cover Trust expenses as discussed in Note 7 -- Establishment of an Expense Reserve, of which approximately $0.9 million remained as of December 31, 1999. The costs and expenses of the Trust may increase in future years, depending on the volume of trading in the Units, the amount of revenues to the Trust and increases in accounting, legal and other administrative fees.

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

     The Trust Indenture authorizes the Trustee to take such action as in its judgment is necessary or advisable to achieve the purposes of the Trust. The Trust Indenture provides that cash being held by the Trustee as a reserve for liabilities or for distribution at the next distribution date will be placed in interest-bearing accounts or certificates (which may include accounts or certificates of the bank acting as Trustee), but the Trustee is otherwise prohibited from acquiring any asset other than the Trust's interest in the Partnership or engaging in any business or investment activity of any kind whatsoever. The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of the Unit holders upon termination of the Trust and in certain other limited circumstances. However, the Trust Indenture states that the Trustee must effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years commencing after December 31, 1990 are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. The Trust's cash receipts were less than $3 million dollars in 1996, 1997, and 1998. Therefore, unless the amendment of the Trust Indenture approved by the Unit holders on March 12, 1999 is effected, the Trustee will endeavor to effect such a sale. The amendment of the Trust Indenture approved by the Unit holders will not take effect unless and until approved in writing by the Trustee. The Trustee will take no action to approve the amendment until such time as the lawsuit filed by IMC to prevent the Trustee from approving the amendment is resolved. As discussed under "Business" above, the Trustee is currently engaged in an effort to settle the IMC Lawsuit.

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

TERMINATION OF THE TRUST

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all of its assets including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. As noted above, the Trust Indenture states that the Trustee must sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. Upon the termination of the Trust under (ii) above, the Trustee will sell the Royalty (or will cause the Partnership to sell all of the assets of the Partnership). The Trustee will as promptly as possible distribute the proceeds of any such sales according to the respective interests and rights of the Unit holders after discharging all of the liabilities of the Trust and, if necessary, setting up reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities. At present, it is not possible to determine when the Trust will terminate. The Trust either will terminate at (i) the end of the extension period approved by the Unit holders or any subsequent extension approved by the Unit holders ; or
(ii) as a result of the settlement or other resolution of the IMC Lawsuit.

     At a special meeting of the Unit holders held on March 12, 1999, the Unit holders approved a shareholder proposal to amend the provision of the Trust Indenture that requires the Trustee to terminate the Trust if the Trust receives less than $3 million in cash receipts for each of three consecutive years so as to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires both the approval of the Unit holders and the consent of the Trustee. IMC has filed a declaratory judgment action in Harris County, Texas seeking to enjoin the Trustee from approving the amendment of the Trust Indenture. The Trustee will take no action to approve the amendment until such time as the lawsuit is resolved. After filing of the lawsuit, IMC pursued limited discovery. Then, in late 1999, the Trustee, pursuant to its powers under the Trust Indenture, and IMC entered into settlement negotiations. To allow adequate time to pursue all settlement options, IMC and the Trustee moved for and received from the District Court and Agreed Order on Joint Motion to Abate. In furtherance of settlement negotiations and while the lawsuit is abated, the Trustee has retained Albrecht & Associates to assist it in connection with a possible settlement.

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

NATURE OF THE UNITS

     The Units are not an interest in or obligation of the Company, the Working Interest Owner or any successor Working Interest Owner. However, the ultimate value of the Royalty is dependent to a large extent upon the ability of the Working Interest Owner to produce oil and gas from the Royalty Properties. There is no requirement that the Working Interest Owner expend any specific amounts with respect to the Royalty Properties, and the Working Interest Owner is entitled to go "non-consent" with respect to operations, in which case its participation will be significantly reduced. See "Operating Agreements." The Working Interest Owner is free to transfer its working interest (burdened by the Royalty) to third parties. In certain cases the Working Interest Owner is permitted to farm out interests in the Royalty Properties and to reduce the Royalty proportionately. See "THE ROYALTY PROPERTIES AND THE ROYALTY -- General and -- Production and Drilling Activities." The Working Interest Owner does not have an obligation to produce any specific amounts of oil and gas from any of the Royalty Properties. It has the right to abandon any well or lease, and upon termination of any lease the portion of the Royalty relating thereto will be extinguished. The amount of revenues attributable to the Royalty may be affected by operating agreements and unitization and pooling arrangements. The realization of the ultimate value of the Royalty is subject to all the risks associated with exploration on and development of oil and gas properties and to comprehensive regulation by governmental authorities.

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

STATE LAW CONSIDERATIONS

     It is anticipated, based on the structure of the Trust and the Partnership, that the Units will be treated for certain state law purposes essentially the same as other securities, that is, as interests in intangible personal property rather than as interests in real property. However, in the absence of controlling legal precedent there is a possibility that under certain circumstances a Unit holder could be treated as owning an interest in real property. In that event, the tax, probate, devolution of title and administration laws of Texas, or Louisiana applicable to real property may apply to the Units, even if held by a person who is not a resident or domiciliary thereof. Application of such laws could make inheritance and related matters with respect to the Units substantially more onerous than had the Units been treated as interests in intangible personal property. In any event, however, the ownership of Units and realization of income from the Royalty by a Unit holder may subject such Unit holder to state or local income or other taxation in the state of the Unit holder's residence or domicile. Unit holders should consult their legal and tax advisors regarding the applicability of these considerations to their individual circumstances.

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

     The information in this report regarding the Royalty Properties should be read in light of the following: The Royalty was carved out of working interests owned by the FTX at the time of creation of the Trust. References in this report to "net" wells and acres refer to the sum of the fractional working interests owned by the Working Interest Owner (from which the Royalty was carved) in the "gross" wells or acres. References to the percentage of the working interest owned by the Working Interest Owner are references to the working interest out of which the Royalty was carved. For example, a reference to a "50 percent working interest" in a well or lease which is included in a Royalty Property indicates that the Partnership's net overriding royalty interest (equal to 90 percent of the Net Proceeds, as defined, from all the Royalty Properties) burdens half of the total working interest in the well or lease. Such 50 percent working interest will also be subject to landowners' royalties and may be subject to other overriding royalty interests and other burdens which are considered prior to calculations of amounts payable to the owner of the Royalty. Since the amounts and nature of such burdens vary from lease to lease, the information presented herein and elsewhere regarding the Working Interest Owner's percentage of the working interest in any well or lease cannot be used to calculate precisely the interest attributable to the Trust in a well or lease. In addition, (i) because operating and capital costs are taken into consideration in calculating the amounts payable to the owner of the Royalty and because prices for oil and gas may vary from field to field, information regarding results of well tests of gross quantities of production from a given well cannot be used to compute the interest attributable to the Trust, and (ii) because the Royalty Properties consist of multiple leases in multiple fields, the interest of the Working Interest Owner in any given well or lease may not be indicative of the interest attributable to the Trust in the Royalty Properties.

GENERAL

     On May 19, 1999 the Working Interest Owner assigned its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. A final settlement has been presented to the operator to accurately allocate income and expenses attributable to the assigned interest after the effective date. Under this settlement, the Working Interest Owner owes the operator $671,338.

     During the month of June 1999, in a separate transaction, the Working Interest Owner received approximately $1.7 million from the operator of the above listed properties in settlement for the gas imbalances incurred prior to January 1, 1999. Such amounts will be reflected in the Class A cost carry-forward.

     On August 30, 1999 the Working Interest Owner assigned its ownership interest in Vermilion Blocks 21/ 22 and paid $297,500 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective April 1, 1999. A final settlement statement was presented to the operator to allocate income and expenses attributable to the assigned interest subsequent to the effective date. The operator owes the Working Interest Owner $1,411.

     The Working Interest Owner is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several unit holders.

     As of December 31, 1999, there were 11 gross productive oil wells and 13 gross productive gas wells on the 3 remaining Royalty Properties where the Working Interest Owner retains a working interest.

     All Royalty Properties are operated under joint operating agreements by other oil and gas companies other than the Company. Neither the Working Interest Owner nor any operator has any contractual commitments to the Partnership or the Trust to conduct further exploratory or development drilling on the Royalty Properties or to maintain its ownership interest in any of the properties. See "Certain Factors Affecting Distributions; Conflicts of Interest." However, any operator of a Royalty Property has an obligation to operate and develop such property in accordance with the standards of a reasonable and prudent operator. The Working Interest Owner retains a revenue interest in the remaining Royalty Properties and it has informed the Trustee that it is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several unitholders. See "Production and Drilling Activities" below for a discussion of current development and exploratory activities on certain of the Royalty Properties.

RESERVES

     A study of the proved oil and gas reserves attributable to the Royalty Properties as of December 31, 1999, has been made by Ryder Scott Company L.P., independent petroleum engineers (Ryder Scott). In accordance with regulations of the Securities and Exchange Commission (the SEC), such study is limited to reserves currently classified as "proved." The amount of reserves and the timing of production attributable to the Royalty Properties are, and in the future will continue to be, significantly affected by the level of capital expenditures to be incurred on the individual properties and the success of exploration and development activities. The assumptions used in preparing the reserve study are detailed within the following letter, which summarizes such reserve study. Such assumptions, as well as the cautionary paragraphs following the letter, should be studied carefully together with the estimates contained in the letter. Ryder Scott also prepared estimates of future net cash flows attributable to the Royalty from proved oil and gas reserves and the discounted present value of such future net cash flows. The estimates of Ryder Scott are used in the preparation of the Trust's financial statements and for other reporting purposes. However, as explained in the cautionary paragraphs immediately following the letter, Ryder Scott's estimates were prepared based on production and costs as of December 31, 1999, but the timing of inclusion of production and costs for purposes of calculating Royalty payments during a given period varies somewhat from the method used by Ryder Scott in preparing its estimates. For example, the estimates do not take into account amounts received in 1999 attributable to sales of oil and gas produced in the fourth quarter of 1999, volumes of natural gas sold by other parties pursuant to certain gas balancing arrangements and the effect of the excess Class A cost carry-forward at December 31, 1999. Therefore, the amounts set forth in the letter are not necessarily indicative of actual amounts to be distributed to Unit holders, either annually or ultimately.

     The estimates of future net cash flows and discounted present value of future net cash flows were prepared using prices and costs as of December 31, 1999. Proved reserves are estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (see Note 11 -- Supplementary Proved Oil and Gas Reserve Information).

                            [RYDER SCOTT LETTERHEAD]

March 23, 2000

Freeport-McMoRan Oil and Gas Royalty Trust
c/o Chase Bank of Texas, National Association (Trustee)
600 Travis Street, Suite 1150
Houston, Texas 77002

Gentlemen:

     At the request of IMC Global Inc. (IMC), successor to Freeport-McMoRan Inc.
(FTX), we have prepared estimates of the proved reserves and future production and income attributable to a net overriding royalty interest in certain offshore leases as of December 31, 1999. The future income has been calculated using Securities and Exchange Commission (SEC) guidelines for price and cost parameters.

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

     All offshore leases currently subject to the Royalty have been considered in this report, and the impact of these leases' reserves, revenues, expenses, and expense accruals on the income of the Partnership has been determined. These leases are hereinafter referred to as the "Subject Properties". All other leases originally subject to the Royalty have either expired, or the leasehold interest subject to the Royalty has been sold. The Working Interest Owner has assured us that no leases other than those included in our evaluation have a material effect on the overall revenues or liabilities of the Partnership.

     The estimated reserve quantities and future income quantities presented in this report are related to hydrocarbon prices. December 1999 hydrocarbon prices were used in the preparation of this report as required by SEC guidelines; however, actual future prices may vary significantly from December 1999 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows:

                                 SEC PARAMETERS
                     ESTIMATED NET RESERVE AND INCOME DATA
                FREEPORT-MCMORAN OIL AND GAS ROYALTY PARTNERSHIP
                            AS OF DECEMBER 31, 1999

                                                           TOTAL PROVED
                                                           ------------
Remaining Reserves
  Oil/Condensate -- Barrels..............................      240,502
  Gas -- MMCF............................................        1,318
Future Net Income (FNI)
  2000...................................................   $2,360,194
  2001...................................................    1,796,933
  2002...................................................    1,436,171
                                                            ----------
  Sub-Total (2000-2002)..................................   $5,593,298
  Remaining..............................................    4,217,702
                                                            ----------
  Total..................................................   $9,811,000
Discounted FNI @ 10% (Compounded Annually)...............   $7,578,752

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

     The future net income attributable to the Royalty was estimated on a yearly basis from a projection of the combined Working Interest Owner and Partnership future net income. Combined future net income values were calculated by deducting operating expenses and capital costs from the future gross revenue of the combined interests. Only those expenses and capital costs necessary for the development and production of proved reserves were taken into consideration. A portion of the expenses at West Cameron Block 498 Field are associated with oil transportation tariffs. The tariffs included in the expenses amount to a total of $1,400,145 net to the combined interests of the Working Interest Owner and Partnership for the oil produced from the West Cameron Block 498 Field. In that regard, no deduction was made to represent any future deficiency payments for which the Working Interest Owner or the Partnership may be liable in accordance with Exhibit A of the Crude Oil Buy/Sell Agreement between Coastal States Trading, Inc. and the Working Interest Owner for oil produced from the West Cameron Block 498 field.

     The annual income values for each property were further reduced by an overhead charge furnished by the Working Interest Owner. The adjusted annual income resulting from subtracting the overhead charge was multiplied by a factor of 90 percent to arrive at the annual future net income of the Partnership.

     More than a sufficient amount has been accrued as of December 31, 1999 to pay for the unescalated estimated abandonment costs attributable to the Royalty; therefore, using SEC pricing and cost parameters, it is anticipated that no future accruals will be necessary. Furthermore, a reimbursement is included as Partnership income in the year after depletion and abandonment of the Subject Properties. This reimbursement is equal to the amount by which current unspent accruals exceed anticipated unescalated future abandonment costs.

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

     It should be noted that, although the Partnership will not be directly subject to the aforementioned deductions (operating costs, transportation tariffs, capital costs, and overhead charges), these deductions will affect the future net income of the Partnership as described above. Therefore, the estimated net income attributable to the Partnership will change if actual costs differ from those used in our estimates.

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

  Partnership Interest Net Reserves  =  Royalty Future Net Income
                                        -------------------------
                                            Price per Unit of
                                                Reserves

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

HYDROCARBON PRICES

     The Working Interest Owner furnished us with prices in effect at December 31, 1999 and these prices were held constant except for known and determinable escalations. In accordance with Securities and Exchange Commission guidelines, changes in liquid and gas prices subsequent to December 31, 1999 were not taken into account in this report.

  Oil and Condensate

     The Working Interest Owner furnished us with initial oil and condensate prices for the properties in this report. These initial liquid prices were based on actual prices received in December 1999, and were held constant throughout the depletion of the reserves. In accordance with Securities and Exchange Commission guidelines, changes in liquid prices subsequent to December 31, 1999 were not considered in this study.

  Gas

     The Working Interest Owner has furnished us with gas prices in effect at December 1999 and with its forecasts of future gas prices which take into account SEC guidelines and current market prices. In accordance with SEC guidelines, the future gas prices used in this report make no allowance for future gas price increases which may occur as a result of inflation nor do they allow any allowance for seasonal variations in gas prices.

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

     All costs used in this study were furnished by the Working Interest Owner. The operating costs are based on the operating expense reports of the Working Interest Owner, or on operating expense estimates furnished by the Working Interest Owner for properties not yet on production. The development and abandonment costs are based on authorizations for expenditure for the proposed work, or on actual costs for similar projects.

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

GENERAL

     The reserve estimates presented herein are based upon a detailed study of the Subject Properties; however, Ryder Scott has not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. The Working Interest Owner has represented that it has given Ryder Scott access to its accounts, records, geological and engineering data and reports and other data as were required for this investigation. The ownership interests, prices, and other factual data furnished to Ryder Scott by the Working Interest Owner in connection with this investigation were accepted without verification. The estimates presented in this report are based on such furnished data available through December 1999.

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

                                            Very truly yours,

                                            RYDER SCOTT COMPANY, L.P.

                                            Richard J. Savoie, P.E.
                                            Petroleum Engineer

     All the total discounted present value of future net cash flows attributable to the Royalty estimated by Ryder Scott was accounted for by West Cameron Block 498 and by West Delta 34.

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

     The Ryder Scott estimates were prepared on the basis of estimated production and Costs accrued through December 31, 1999. Thus, amounts received by the Working Interest Owner after November 30, 1999 attributable to production during 1999 have not been taken into account by Ryder Scott in making its estimates, even though these amounts will be included in Gross Proceeds for purposes of calculating amounts payable pursuant to the Royalty subsequent to 1999. The Working Interest Owner has estimated that if Ryder Scott had taken into account the 2000 Gross Proceeds from 1999 production, the total estimated future net cash flow and the discounted present value of such estimate in the Ryder Scott letter would have been approximately $.13 million higher (net to the Trust's interest). In addition, because Ryder Scott's estimates for the remaining period are based on estimated production and Costs accrued during each such period and because actual Gross Proceeds and Costs will not be based on production and Costs during the same period, the estimates for various time periods will not in any event correspond to the amount of payments pursuant to the Royalty during such periods.

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

     The estimated future net cash flows shown in Ryder Scott's letter have not been reduced for any capital expenditures on Productive Properties in excess of amounts estimated to be necessary to develop proved reserves attributed thereto. See "Computation of the Royalty" below. Similarly, such future net cash flows have also not been reduced for costs and expenses of the Trust, which are estimated at approximately $.9 million or of the Partnership, which are expected to be minimal. Additionally, Ryder Scott did not take into account the Class A cost carry-forward of $22.4 million net to the Trust, as of December 31, 1999, nor did they take into account the oil transportation deficiency of $724 thousand applicable to 1999 production.

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

     The Royalty entitles the holder thereof to 90 percent of the Net Proceeds realized from the sale of oil, gas and other hydrocarbons, as, if, and when produced from the working interests subject to the Royalty. Under the Conveyance, "Net Proceeds" generally means the excess of Gross Proceeds received (on a cash basis) during a particular month over Costs incurred (on an accrual basis) during such month. Generally, such Costs include any excess of Costs over Gross Proceeds carried forward from the previous month, together with interest on such excess. This carry-forward amount includes the Class A cost carry-forward, which was $22.4 million to the Trust at December 31, 1999. Amounts equal to 90 percent of the Net Proceeds for any month are payable by the Working Interest Owner to the Partnership on the last business day of the following month.

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

CERTAIN FACTORS AFFECTING DISTRIBUTIONS

     The amount of cash payable on account of the Royalty, and thus the amount of cash available for distribution to Unit holders, depends upon future sale of oil and gas and the prices received. The sale of crude oil on West Cameron 498 depends not only on oil prices but also on transportation and operating costs. In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 1999, the Working Interest Owner did not deliver the minimum volume under the agreement; therefore, in February 2000, the pipeline company billed the Working Interest Owner approximately $724,000 for the 1999 deficiency. This amount is not included in the Class A cost carry-forward of $22.4 million as of December 31, 1999. Based on 2000 projected production, the minimum delivery volumes will not be met in 2000.

PRODUCTION AND DRILLING ACTIVITIES

     There are 3 remaining Royalty Properties, all of which are currently producing. For a discussion concerning the oil and gas production from such properties in 1999 as well as information concerning other activities on such properties during 1999, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 11 -- Supplementary Proved Oil and Gas Reserve Information.

OPERATING AGREEMENTS

     All of the remaining Royalty Properties are operated by oil and gas companies that are not affiliated with the Company. Costs attributable to the Royalty Properties generally will be computed based on the costs charged to the Working Interest Owner's account under the terms of existing joint operating agreements.

     Besides general provisions for proposing, conducting and sharing costs for joint operations on the Royalty Properties, the existing operating agreements contain provisions which can significantly affect the amount of capital and operating expenditures and vary the receipt of revenues from the sale of production. For example, the "non-consent" provisions of the operating agreements allow other joint interest owners to propose the drilling of wells and thereby require the Working Interest Owner to elect either to pay its share of the cost of drilling such wells or suffer a "non-consent" penalty. The particulars of non-consent penalties on the Royalty Properties vary somewhat between operating agreements, but generally require the forfeiture to the participating parties of a significant interest if the party elects not to participate in the drilling of certain exploratory wells. If a party elects not to participate in a development well on any of the Royalty Properties, that party's right to receive a share of production from such development well is suspended until such time as the participating parties have recovered an amount ranging from approximately 400 percent to approximately 600 percent of the cost of drilling, testing, completing and equipping the development well. The loss of revenues from any failure by the Working Interest Owner to participate in a development well would reduce the aggregate proceeds from the Royalty in the event such development well produced in paying quantities in excess of the cost of drilling, testing, completing and equipping such well. Neither the Partnership nor the Trustee is entitled to compel the Working Interest Owner to participate in any operation on a Royalty Property if the Working Interest Owner makes a "non-consent" election with respect thereto.

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

SALES CONTRACTS AND PRICES

     Oil production from the Royalty Properties is sold under short-term contracts at current market prices. Oil prices received by the Working Interest Owner have fluctuated widely. The average oil price that the Working Interest Owner received for crude oil sales during 1999 was 2% lower than the average price received during 1998 and 33% higher than that during 1997. Although current oil prices are up from year end prices, oil prices can be expected to continue to exhibit volatility as a result of such factors as the unstable situation in the Middle East, future actions of OPEC and future changes in worldwide economic conditions.

     The Working Interest Owner currently sells gas at spot market prices from blocks that were previously subject to long-term contracts with Transcontinental Gas Pipe Line Corporation, but which contracts were terminated by the Working Interest Owner at the end of 1987 and the beginning of 1988 pursuant to the provisions of such contracts.

     In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 1999, the Working Interest Owner did not deliver the minimum volume under the agreement; therefore, in February 2000, the pipeline company billed the Working Interest Owner approximately $724,000 for the 1999 deficiency. This amount will be included in the Class A cost carry-forward in 2000. The minimum proved oil reserves to be produced, based on Ryder Scotts reserve evaluation, net to the Working Interest Owner, for 2000 will be 249,207 barrels, declining to 135,157 in 2001. Based on 2000 projected production the minimum delivery volumes will not be met in 2000. However should production exceed the 2000 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.

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

TITLE TO PROPERTIES

     The Conveyance is subject to customary interests and burdens, to the terms and provisions of the underlying leases, to liens and other provisions of farm out, operating, pooling and unitization agreements and to minor encumbrances, easements and restrictions. The Royalty Properties are also subject to the OCSLA, the regulations promulgated thereunder and possibly certain provisions of the laws of the adjacent states. The Conveyance contains a special warranty of title in which the Company warranted title to the Royalty against persons claiming by, through or under the Company, but not otherwise.

                       FEDERAL INCOME TAX CONSIDERATIONS

     All Unit holders are urged to consult their own tax advisors regarding the effects of acquisition, ownership and disposition of Units on their personal tax positions.

INTERNAL REVENUE SERVICE RULINGS

     The following information regarding FTX's private letter rulings was supplied to the Trustee by FTX. In connection with the creation of the Trust and the distribution of Units to FTX's stockholders (the Distribution) FTX requested and received favorable private letter rulings from the Internal Revenue Service (Service) regarding certain tax matters. Among the principal rulings requested and received were the following:

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

ITEM 3. LEGAL PROCEEDINGS.

     As disclosed above, The Trust is currently the subject of the IMC Lawsuit. The IMC Lawsuit seeks to enjoin and deny effect to the Unit holders' March 12, 1999 vote approving a shareholder proposal to amend the provision of the Trust Indenture that requires the Trustee to terminate the Trust if the Trust receives less than $3 million in cash receipts for each of three consecutive years so as to extend the life of the Trust for at least another two years. In its discretion, the Trustee has yet to approve the Unit Holder vote pending a resolution of the IMC Lawsuit. The Trustee will take no action to approve the amendment until such time as the lawsuit is resolved. The Trustee will either settle or vigorously defend the IMC Lawsuit. The Trustee has taken no action to terminate the Trust at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS.

     No matters were submitted to a vote of Unit holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.

     Freeport-McMoRan Oil and Gas Royalty Trust Units are traded on the over the counter market under the symbol "FMOLS." As of March 27, 2000, 14,975,390 Units were outstanding and held of record by 8,771 Unit holders.

     The high and low sales prices of the Units as reported on the New York Stock Exchange and the over the counter Bulletin Board and distributable cash per Unit for each quarterly period of 1999 and 1998 were:

                                                               UNITS OF
                                                              BENEFICIAL
                                                               INTEREST     DISTRIBUTABLE
QUARTER                                                       -----------     CASH PER
ENDED                                                         HIGH   LOW        UNIT
-------                                                       ----   ----   -------------
Mar. 31, 1998...............................................  3.31   2.25        --
Jun. 30, 1998...............................................  2.88   1.88        --
Sept. 30, 1998..............................................  2.56   1.50        --
Dec. 31, 1998...............................................  1.74    .50        --
Mar. 31, 1999...............................................  1.125   .56        --
Jun. 30, 1999...............................................   .63    .25        --
Sept. 30, 1999..............................................   .88    .06        --
Dec. 31, 1999...............................................   .31    .04        --

     Distributable cash for any quarter is distributed to Unit holders in the month following the close of the quarter.

     The Trust did not sell any securities in 1999.

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

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                          1999   1998   1997   1996      1995
                                                          ----   ----   ----   ----   ----------
Royalty proceeds(1).....................................  $--    $--    $--    $--    $5,235,068
Distributable cash(1)...................................   --     --     --     --     4,662,081
Distributable cash per Unit.............................   --     --     --     --       0.31130

                                                    DECEMBER 31,
                            ------------------------------------------------------------
                              1999        1998         1997         1996         1995
                            --------   ----------   ----------   ----------   ----------
Cash......................  $896,620   $1,406,603   $1,705,582   $1,983,571   $2,300,979
          Total assets....   896,620    1,406,603    1,705,582    2,166,784    2,484,192
Distributions payable.....        --           --                        --           --
Trust corpus..............        --           --           --      183,213      183,213

---------------

(1) Includes $4.3 million in 1995 and related to various gas contract settlements (See Note 6 -- Gas Contract Settlement).

     The Trust has not reported estimates of total proved net oil or gas reserves to any federal authority or agency other than the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In 1999, the Class A cost carry-forward decreased by $3.2 million, from $25.6 million at December 31, 1998 to $22.4 million at December 31, 1999. There were no proved oil and gas reserve quantities and related discounted future net cash flows attributable to the Trust at December 31, 1999. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in Note 11 to the financial statements. These estimates do not consider changes in prices and costs subsequent to December 31, 1999, or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the trustee or an estimate of fair market value. The Working Interest Owner has advised the Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is substantially less than the cumulative excess Class A cost carry-forward. See
Note 1 to the Financial Statements. The information from the Working Interest Owner indicates that the Royalty may have little or no value, based on the net present value of reserves determined as a result of the independent review. Depending on the resolution of the IMC Lawsuit, the Trustee will take appropriate actions to continue to administer the Trust throughout the extension period approved by the Unit holders or liquidate the Trust by selling the Trust assets for cash to the highest bidder in accordance with the terms of the Trust Indenture. The resolution or settlement of the lawsuit could result in other actions.

RESULTS OF OPERATIONS

     No cash distributions were made during 1999, 1998 and 1997, because of capital expenditures and lower gas and oil revenues in 1999, 1998 and 1997. During 1999, Gross Proceeds exceeded total costs by approximately $3.6 million, primarily because of the receipt of $1.7 million for the settlement of gas imbalances on West Cameron 215 and significantly lower capital and operating costs. As a result, the Class A cost carry-forward decreased to $22.4 million net to the Trust as of December 31, 1999. Since mid-1995, trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------   ------------   ------------
Gross Proceeds(1)...........................  $ 5,997,857   $ 11,247,539   $  2,804,130
Total costs(2)..............................   (2,438,992)   (20,381,222)   (19,446,762)
Excess Class A cost carry-forward(3)........   (3,558,865)     9,133,683     16,642,632
Net Proceeds................................           --             --             --
Percentage attributable to Royalty..........         90.0%          90.0%          90.0%
                                              -----------   ------------   ------------
Amounts payable attributable to Royalty.....           --             --             --
Percentage attributable to the Trust........         99.9%          99.9%          99.9%
                                              -----------   ------------   ------------
Royalty Proceeds............................           --             --             --
Trust administrative expenses...............     (559,995)      (371,133)      (356,880)
                                              -----------   ------------   ------------
                                                 (559,995)      (371,133)      (356,880)
Interest earned.............................       50,013         72,154         78,890
Reserve for future Trust expenses(4)........      509,982        298,979        277,990
                                              -----------   ------------   ------------
Distributable Cash..........................  $        --   $         --   $         --
                                              ===========   ============   ============

---------------

(1) Gross proceeds represent amounts received by the Working Interest Owner during the twelve month period ended November 30 of such year.

(2) Total costs represent amounts accrued by the Working Interest Owner during the twelve month period ended November 30 of such year. Includes interest to the Working Interest Owner of $2,292,141, $1,954,000 and $724,370
    respectively. Total costs for 1999 also includes a credit of $4,636,212 for the reversal of plug and abandonment costs.

(3) Represents Class A costs incurred (recouped) in the applicable periods that remained outstanding as of the end of such period.

(4) Represents the net amount withdrawn from (added to) the Trust administrative expense reserve during the respective period.

     Gross proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              1999     1998     1997
                                                             ------   ------   ------
Natural Gas
  Revenues (in millions)...................................  $  3.7   $  4.9   $  1.5
  Sales volumes (in billion cubic feet)....................     2.3      2.1      0.6
  Average realization (per thousand cubic feet)............  $ 1.65   $ 2.28   $ 2.53
Oil
  Revenues (in millions)...................................  $  2.3   $  6.3   $  1.3
  Sales volumes (in thousands of barrels)..................   166.0    449.0     65.0
  Average realization (per barrel).........................  $13.82   $14.13   $20.58

     There was a slight increase in gas volumes for 1999 as compared to the 1998 period, however, the 1999 volume included a settlement for gas imbalance of 1.2 bcf. This gas imbalance settlement also affected the calculated average price received for gas during 1999. Gas volume and revenue, excluding the settlement for gas imbalances, decreased during 1999 as compared to 1998 due to normal production declines and to the Working Interest Owner assigning its interests in several properties to the operators. Gas revenue for 1999 included $1.5 million net to the Trust, for the settlement of gas imbalances on West Cameron Block 215.

     Oil volume for 1999 decreased by 63% from 1998. This decrease in oil volume coupled with a slight decrease in average oil prices resulted in a 63% decrease in oil revenues for 1999. The decrease in oil volume was a direct result of mechanical problems and well performance occurring during the last quarter of 1998 at West Cameron Block 498 during the first quarter of 1999. The operator began a workover program during the second quarter of 1999 and production increased during the fourth quarter of 1999. Production rates at West Cameron Block 498 field fluctuated during 1998 as production rates from individual wells fluctuated. During the second, third, and fourth quarters of 1999, the operator performed workovers on individual wells that offset the field decline and in some months increased production. Some of those workovers were designed to increase recoveries from existing producing intervals and others were designed to recover oil and gas from different intervals that were expected to be productive.

     Revenues and volumes for oil and gas during 1998 increased substantially over 1997 primarily reflecting the increased development and the commencement of production at West Cameron Block 498. Production at West Cameron Block 498 commenced during the fourth quarter of 1997 from six wells and the number of producing wells increased to ten by the end of 1998. The 1998 increased revenues from West Cameron Block 498 were offset in part by normal production declines at the other properties burdened by the Royalty and by lower oil and natural gas prices, which fell significantly in early 1998. Additionally, oil and gas volumes for 1997 were impacted by normal production declines. Revenues during 1998 and 1997 benefited from an increase in average realizations reflecting the rise in natural gas and oil market prices during these years. Gas volumes in 1998 included an additional net underdelivery of 0.1 bcf and 1997 included a make-up of gas sold under balancing agreements totaling 0.2 bcf.

     Costs consist of the following (in millions):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              -----   -----   ----
Lease operating expenses....................................  $ 3.3   $ 3.7   $1.0
Exploration and development costs...........................    1.4    14.2   17.6
Interest....................................................    2.3     2.0    0.7
Abandonment costs withheld and other........................   (4.6)    0.4    0.1
                                                              -----   -----   ----
                                                              $ 2.4   $20.3   $19.4
                                                              =====   =====   ====

     Lease operating expenses for the 1999 periods decreased over the 1998 periods because the Working Interest Owner assigned its interest in West Cameron Block 215, Vermilion Block 58 and Breton Sound Block 55 to the operator, thereby reducing expenses. The Working Interest Owner believed the costs charged for High Island 552 to be excessive and has conducted an audit of High Island Block 552 in the fourth quarter of 1999. This audit resulted in a credit issued by the operator of $1.5 million net to the working interest owner. This credit was issued during the first quarter of 2000 and is offset by amounts owed the operator of approximately $544,000. In addition, the Working Interest Owner is entitled to operating and processing fees attributable to production from offsetting blocks being processed on the High Island A552 platform. The Working Interest Owner began suspending payments of operating expenses to the operator in early 1999.

     Lease operating expenses for 1998 increased from 1997 primarily because of the increasing production costs associated with West Cameron Block 498 as well as, $.02 million being recorded during the third quarter to settle a disputed liability at Vermilion Block 310 offset by a $.4 million insurance adjustment credit. Exploration and development costs for both 1998 and 1997 reflects the drilling and development activity at West Cameron Block 498. Lease operating expenses were lower in 1997 as a result of declining production. Exploration and development costs primarily consist of costs incurred to explore and develop West Cameron Blocks 498 and 215 in 1997. Abandonment costs were accrued each year based on the estimate of costs required to abandon the Trust's properties -- see Note 9. During 1999, a credit of $4.6 million for accrued abandonment cost is included in total costs as the result of reversing previously accrued abandonment cost associated with the assigned properties.

     In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1998, the Working interest Owner did not deliver the minimum volume under the agreement therefore, in February 1999, the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. This amount was included in the Class A cost carry-forward in 1999. During 1999 the Working Interest Owner did not deliver the minimum volume under the agreement; therefore, in February 2000, the pipeline company billed the Working Interest Owner approximately $724,000 for the 1999 deficiency. This amount will be included in the Class A cost carry-forward in 2000. Based on 2000 projected production the minimum delivery volumes will not be met in 2000. However, should production exceed the 2000 minimum the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.

     Exploration and development costs for 1999 relate primarily to the payment during 1999 of invoices relating to 1998 in connection with the development at West Cameron Block 498. Development costs for 1998 also related to the development of West Cameron Block 498.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. The cost carry-forward, with interest at the prime rate, must be recouped from future Gross Proceeds before any distributions may be made to Unit holders.

     Exploratory drilling on West Cameron Block 498 began in June 1994 and ultimately resulted in four successful wells which were saved for future production. A 12 slot, four pile drilling platform was set in March 1997, from which four additional wells were drilled during the rest of 1997 and early 1998. An auxiliary platform was set in October 1997, with production facilities capable of handling 55 million cubic feet of natural gas and 15,000 barrels of oil per day. In February 1998, Coastal Oil & Gas Corporation, the operator, announced intended future development plans for additional drilling and construction activity in this block during the remainder of 1998, including drilling and completing four additional wells and setting a six-well satellite platform. At December 31, 1999, West Cameron Block 498 had 10 producing development wells, this compares to 9 development wells producing at December 31, 1998. The average daily production relating to revenue received by the Trust from this field during 1999 was approximately 595.6 barrels of oil and 1.3 Mmcf of gas. The average daily production relating to revenue received by the Trust from this field during 1998 was approximately 1,486.5 barrels of oil and 4.8 Mmcf of gas. The average gross daily production figures may vary throughout the life of the field. These variations may be attributable to a number of factors, including the number of wells on production at a given point in time, natural depletion of wells, production techniques, and adjustments to flow rates in order to optimally produce the related reserves. At year end 1999, the field was producing approximately 8.3 Mmcf per day and 1,134 barrels per day net to the Working Interest Owner. The Working Interest Owner owns a 23.1 percent working interest and a 19.2 net revenue interest prior to taking into account the Trust's Royalty interest.

     At the West Cameron 215 field, the Working Interest Owner participated in the drilling of the West Cameron 215 #8 exploratory well during the fourth quarter of 1997. The well did not encounter any commercial hydrocarbons and was plugged and abandoned. The cost net to the Trust was $1.6 million, which is reflected in the cost carry-forward. The Working Interest Owner's interest in this property was assigned to the operator in 1999.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     There are no exploration and development costs budgeted for 2000.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (see Note 9). On May 19, 1999 the Working Interest Owner assigned its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. As a result of this transaction the Working Interest Owner reversed the plug and abandonment accrual associated with the assigned properties, which reduced the Class A cost carry-forward by $3,989,615, net to the Trust. On August 30, 1999 the Working Interest Owner assigned its ownership interest in Vermilion Blocks 21/22 and paid $297,500 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective April 1, 1999. A final settlement will occur in early 2000 to allocate income and expenses attributable to the assigned interest subsequent to the effective date.

     The Working Interest Owner is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several Unit holders.

     As of December 31, 1999, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

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

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 7 -- Establishment of an Expense Reserve), of which $0.9 million remained at December 31, 1999.

     The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. The Trust's had no cash receipts in 1996, 1997, 1998 or 1999. Additionally, the balance of the Class A cost carry-forward was $22.4 million at December 31, 1999, primarily from the significant development costs incurred at West Cameron Blocks 498 and 215 during 1997 and 1998. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. Since the Trust did not receive cash receipts of at least $3 million during the three successive years ending December 31,1998, the Trust will be terminated by one of the means described under "Termination of the Trust" above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The only significant market risk to the Trust is oil and gas commodities prices, which are discussed more fully in ITEM 7, "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH

                                                       YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999          1998          1997
                                                -----------   -----------   -----------
Royalty proceeds..............................  $        --   $        --   $        --
Trust administrative expenses.................     (559,996)     (371,133)     (356,880)
Interest income...............................       50,013        72,154        78,890
Reserve for future Trust expenses.............      509,983       298,979       277,990
                                                -----------   -----------   -----------
Distributable cash............................  $        --   $        --   $        --
                                                ===========   ===========   ===========
Distributable cash per Unit...................  $        --   $        --   $        --
                                                ===========   ===========   ===========
Units outstanding.............................   14,975,390    14,975,390    14,975,390
                                                ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                 DECEMBER 31,
                                                         -----------------------------
                                                             1999            1998
                                                         -------------   -------------
                                        ASSETS

Cash...................................................  $     896,620   $   1,406,603
Net overriding royalty interest in oil and gas
  properties...........................................    189,875,741     189,875,741
Less, adjustment to recorded cost of net overriding
  royalty interest in oil and gas properties...........    (25,614,756)    (25,614,756)
Less, accumulated amortization of net overriding
  royalty interest.....................................   (164,260,985)   (164,260,985)
                                                         -------------   -------------
Total assets...........................................  $     896,620   $   1,406,603
                                                         =============   =============

LIABILITIES AND TRUST CORPUS

Reserve for future Trust expenses......................  $     896,620   $   1,406,603
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized, issued and outstanding)..................             --              --
                                                         -------------   -------------
Total liabilities and trust corpus.....................  $     896,620   $   1,406,603
                                                         =============   =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                              1999    1998       1997
                                                              -----   -----   ----------
Trust corpus, beginning of year.............................   $--     $--    $ 183,213
Royalty proceeds and interest earned, net of trust
  administrative expenses and reserve for future Trust
  expenses..................................................    --      --           --
Distributions payable to Unit holders.......................    --      --           --
Adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties (Note 3)...............    --      --     (183,213)
Amortization of net overriding royalty interest.............    --      --           --
                                                               ---     ---    ---------
Trust corpus, end of year...................................   $--     $--    $      --
                                                               ===     ===    =========

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

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. The Trust Indenture also provides "if the amount of cash per year received by the Trust for each of three successive years commencing after December 31, 1990 is less than $3 million, the Trustee shall sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty". The Trust did not have $3 million in cash receipts during 1998, which was the third year in a row the Trust failed to achieve $3 million in cash receipts. Therefore, the Trust indenture provides the Trustee shall sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty However, the Unit holders of the Trust, at a special meeting of the Unit holders held on March 12, 1999, approved a Unit holder proposal to amend the Trust Indenture to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires the written approval of the Trustee as well as approval of the Unit holders. IMC Global Inc. (IMC), the Working Interest Owner, has filed a declaratory judgment action seeking to prevent the Trustee from approving the amendment. The Trustee will take no action to approve the amendment until such time as the lawsuit is resolved. After the filing of the lawsuit, IMC pursued limited discovery. The Trustee, pursuant to its powers under the Trust Indenture, and IMC have entered into settlement negotiations. To allow adequate time to pursue all settlement options, IMC and the Trustee moved for and received from the District Court an Agreed Order on Joint Motion to Abate. In furtherance of settlement negotiations and while the lawsuit is abated, the Trustee has retained Albrecht & Associates (Albrecht) to assist it in connection with a possible settlement.

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996, 1997, 1998 or 1999. Additionally, the Class A cost carry-forward is $22.4 million at December 31, 1999, primarily from the significant development costs incurred at West Cameron Block 498. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. The Trust did not have cash receipts of at least $3 million during 1998, therefore, unless the amendment of the Trust Indenture approved by the Unit holders at the special meeting held on March 12, 1999 is effected, the Trust will be terminated by one of the means described above.

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

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Trust's financial statements, which reflect the Trust's 99.9 percent interest in the Partnership , are prepared on the cash basis of accounting for reporting revenues and expenses. Therefore, revenues and expenses are recognized only as cash is received or paid and the associated receivables, payables and accrued expenses are not reflected in the accompanying financial statements. Under accounting principles generally accepted in the United States, revenues and expenses would be recognized on an accrual basis.

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

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows (as set forth in Note
11). Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty was $0 at December 31, 1999 and 1998. As there was no discounted present value of estimated future net cash flows from proved reserves attributable to the Trust at December 31, 1997 (see Note 11), the remaining carrying value of the Royalty ($183,213) was charged directly against trust corpus. The adjustment did not affect royalty proceeds or distributable cash. Neither the initial nor the December 31, 1998 carrying value is necessarily indicative of the fair market value of the Royalty held by the Trust.

     Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

4. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital costs incurred in recent years, a cumulative excess Class A cost carry-forward of $22,427,192 existed as of December 31, 1999. The Class A cost carry-forward was $25,626,860 at December 31, 1998. The cost carry-forward is subject to and includes an interest amount at the prime rate, which totaled $4,676,648 net to the Trust at December 31, 1999. This excess Class A cost carry-forward must be recouped by the Working Interest Owner out of future Gross Proceeds before distributions to the Unit holders can be resumed. See Note 1.

5. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of December 31, 1999, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately .2 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain.

     On May 19, 1999 the Working Interest Owner assigned its ownership interest, to include gas imbalances, in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator in exchange for

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. As a result of this transaction, the Working Interest Owner received approximately $1.5 million, net to the Trust, from the operator in settlement for the gas imbalances. On August 30, 1999 the Working Interest Owner assigned its ownership interest, to include gas imbalances in Vermilion Blocks 21/22 and paid $297,500 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective April 1, 1999. These transactions are reflected in the Class A cost carry-forward at December 31, 1999.

6. GAS CONTRACT SETTLEMENT

     The Working Interest Owner has brought suit against a prior gas purchaser, seeking reimbursement as excess royalty of a portion of amounts paid to the Minerals Management Service (MMS) by the Working Interest Owner to settle claims made by the MMS for additional royalty resulting from the Working Interest Owner's compromise of claims against the gas purchaser. The Trust's interest in the proceeds of the gas contract settlement were included in the Trust's Gross Proceeds and the funds paid to the MMS reduced the Trust's Gross Proceeds. The suit is in the early stages, and no trial date has been set. The amount of any recovery with respect to this claim is presently indeterminable. However, if the Working Interest Owner receives any amount in this litigation, a major portion of it will be treated as Gross Proceeds.

7. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which $896,620 remained as of December 31, 1999. Because the Trust had no cash receipts in 1999, $509,983 was withdrawn from the expense reserve during 1999 to pay Trust administrative expenses.

     The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds was 4.4 percent for 1999, 4.5 percent for 1998, and 4.3 percent for 1997.

8. FEDERAL INCOME TAX MATTERS

  Ownership of Units

     The IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes. Thus, the Trust will incur no federal income tax liability, each Unit holder will be treated as owning an interest in the Partnership and each Unit holder of record as of the last business day of each quarter will be allocated a share of the income and deductions of the Trust, including the Trust's share of the income and deductions of the Partnership (computed on an accrual basis), for that quarter. Also, each Unit holder will be entitled to compute cost depletion with respect to his share of income from the Royalty based on his basis in the Royalty. A Unit holder will have a basis in the Royalty equal to the basis in his Units. Unit holders that acquired Units after October 11, 1990, are entitled to percentage depletion on Royalty income attributable to those Units.

     Since the IRS has ruled that the Trust is a grantor trust and that the Partnership is a partnership for federal income tax purposes, the Trustee will treat each Unit holder as owning an interest in the Partnership and will report to the Unit holders in a manner consistent with the Trust Agreement and the Partnership Agreement, allocating income and deductions of the Partnership and the Trust for each quarter to the Unit holders of record as of the last business day of that quarter. Also, since the IRS has ruled that the Royalty is a non-operating economic interest giving rise to income subject to depletion, the Trustees will treat the Royalty

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST as a single property giving rise to income subject to depletion, although the computation of depletion will be made by each Unit holder based upon information provided by the Trustee.

     The Tax Reform Act of 1986 made significant changes as to the classification of certain income and expense items. Royalty income is considered portfolio income. Since all income from the Partnership is royalty income, this amount, net of depletion, is portfolio income and, subject to certain exceptions and transitional rules, this royalty income cannot be offset by losses from passive businesses. Additionally, interest income is portfolio income. Administrative expense is an investment expense.

  Backup Withholding

     Distributions from the Trust are generally subject to backup withholding at a rate of 31% of those distributions. Backup withholding will not normally apply to distributions to a Unit holder, however, unless a Unit holder fails to properly provide to the Trust his taxpayer identification number ("TIN") or the IRS notifies the Trust that the TIN provided by a Unit holder is incorrect.

  Sale of Units

     Generally, except for recapture items, the sale, exchange or other disposition of a Unit will result in capital gain or loss measured by the difference between the basis in the Unit and the amount realized. Effective for property placed in service after December 31, 1986, the amount of gain, if any, realized upon the disposition of oil and gas property is treated as ordinary income to the extent of the intangible drilling and development costs incurred with respect to the property and depletion claimed with respect to the property to the extent it reduced the taxpayer's basis in the property. Depletion attributable to a positive Section 743(b) basis adjustment of a Unit acquired after 1986 will also be subject to recapture as ordinary income upon disposition of the Unit or upon disposition of the oil and gas property to which the depletion is attributable. The balance of any gain or any loss will be capital gain or loss if the Unit was held by the Unit holder as a capital asset, either long-term or short-term depending on the holding period of the Unit. This capital gain or loss will be long-term if a Unit Holder's holding period for the Units exceeded one year as of the date of sale or exchange. A long-term capital gains rate of 20% applies to most capital assets sold with a holding period of more than one year. Capital gain or loss will be short-term if the Unit has not been held for more than one year at the time of disposition.

  Foreign Unit Holders

     In general, a Unit holder who is a nonresidential alien individual or which is a foreign corporation (each a "Foreign Taxpayer") will be subject to tax on the gross income produced by the Royalty at a rate equal to 30% (or lower treaty rate, if applicable). This tax will be withheld by the Trustee and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Internal Revenue Code of 1986, as amended (the "Code") (or pursuant to any similar provisions of applicable treaties). Upon making that election that Unit holder is entitled to claim all deductions with respect to that income, but he must file a United States income tax return to claim those deductions. This election once made is irrevocable (unless an applicable treaty allows the election to be made annually). However, that effectively connected income is subjected to withholding equal to the highest applicable percentage (tax rate) -- 39.6% for individual foreign Unit holders and 35% for corporate foreign Unit holders.

     Section 897 of the Code and the Treasury Regulations thereunder treat the publicly traded Trust as if it were a United States real property holding corporation. Accordingly, Foreign Taxpayers owning greater than five percent of the outstanding Units (or 237,576 Units) are subject to United States income tax on the gain on the disposition of their Units. Foreign Taxpayers owning five percent of the outstanding Units are not subject to United States income tax on the gain on the disposition of their Units.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

     Federal income taxation of a Foreign Taxpayer is a highly complex matter which may be affected by many other considerations. Therefore, each Taxpayer holder should consult his own tax adviser as to the advisability of his ownership of Units.

9. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. During the 1997 fourth quarter, an updated assessment of estimated future abandonment costs was undertaken by the Working Interest Owner taking into consideration current labor and equipment cost levels and permitted abandonment practices. This assessment resulted in a revision of estimated remaining future abandonment costs to an amount that is approximately equal to amounts previously withheld from distributions to Unitholders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. As of December 31, 1999, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders.

     On May 19, 1999 the Working Interest Owner assigned its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. On August 30, 1999 the Working Interest Owner assigned its ownership interest in Vermilion Blocks 21/22 and paid $297,500 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective April 1, 1999. The completion of these assignments resulted in a reduction of estimated future abandonment costs totaling approximately $4.2 million, net to the Trust.

     Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash after consideration of the Class A cost carry-forward.

10. TRANSPORTATION AGREEMENT

     In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 1999 and 1998, the Working Interest Owner did not deliver the minimum volume under the agreement, therefore, in 2000 the pipeline company billed the Working Interest Owner approximately $724,000 for the 1999 deficiency. This amount is not included in the Class A cost carry-forward of $22.4 million at December 31, 1999. During 1999 the Working Interest Owner paid the oil pipeline company approximately $687,000 for the 1998 deficiency. This amount is included in the Class A cost carry-forward of $22.4 million at December 31, 1999.

11. SUPPLEMENTARY PROVED OIL AND GAS RESERVE INFORMATION (UNAUDITED)

     Pursuant to the Financial Accounting Standards Board's (FASB) disclosure standards for oil and gas producing activities, the Trust is required to include as supplementary information, estimates of quantities of proved oil and gas reserves attributable to the Trust. Since the Royalty is a net profits interest, the Partnership does not own and is not entitled to receive any specific volume of reserves. Reserves attributable to the Partnership have been estimated based on projections of reserves and future net cash flows attributable to the combined interests of the Working Interest Owner and the Partnership, and a formula based upon estimates of future net cash flows. As a result of estimating reserve volumes by using a formula based upon estimates of

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST future net cash flows, such reserves are affected by changes in various economic factors including prices, costs and the level and timing of capital expenditures on the properties. Therefore, the reserve volume estimates set forth below are hypothetical and are not comparable to estimates of reserves attributable to a working interest.

     The reserve volume and cash flow amounts set forth below are for the interest in the Royalty attributable to the Trust, based on the Trust's 99.9 percent interest in the Partnership. Estimates of proved oil and gas reserves attributable to the Trust's interest are based on reports of Ryder Scott Company L.P. (Ryder Scott). In preparing its estimates, Ryder Scott did not take into account (a) revenues received after November 30 attributable to production during the fourth quarter of the respective year, (b) as of December 31, 1999, 1998 and 1997, approximately .2 bcf, 1.4 bcf, and 1.6 bcf sold by other parties pursuant to certain gas balancing arrangements and (c) an excess Class A cost carry-forward of $22.4 million, $25.6 million and $17.4 million at December 31, 1999, 1998 and 1997, respectively. For purposes of the reserve volume and cash flow amounts set forth below, the Trustee adjusted the estimates of Ryder Scott to take into account the foregoing factors, based on calculations supplied by the Working Interest Owner. In accordance with the requirements of the FASB, the reserve disclosures below were calculated using year-end oil and gas prices being received and current operating and abandonment cost levels.

     As discussed in Note 9, based on escalated estimates of costs to abandon the properties burdened by the Royalty, estimated remaining future abandonment costs approximately equal amounts previously withheld from distributions to Unit holders. For purposes of the reserve volume and cash flow amount set forth below, Ryder Scott has not considered the escalated estimates of these costs, nor has there been any adjustment to Ryder Scott's estimates, as the Trust is required to present the supplementary information assuming no escalation in costs.

     Proved Oil and Gas Reserves. The following table sets forth estimates of the interest attributable to the Trust in proved oil and gas reserves and changes in such estimates. Oil, including crude oil, condensate and natural gas liquids, is stated in thousands of barrels; gas is stated in millions of cubic feet.

                                                    1999        1998          1997
                                                  ---------   ---------   -------------
                                                  OIL   GAS   OIL   GAS   OIL     GAS
                                                  ---   ---   ---   ---   ----   ------
Proved reserves, beginning of year..............  --    --    --    --     804    6,490
                                                   --          --
  Changes in prices and other Revisions to
     previous estimates, including impact of
     Class A cost carry-forward(1)..............  --    --    --    --    (746)  (5,969)
  Extensions and discoveries....................  --    --    --    --      --       --
  Production....................................  --    --    --    --     (58)    (521)
                                                   --    --    --    --   ----   ------
Proved reserves, end of year....................  --    --    --    --      --       --
                                                   ==    ==    ==    ==   ====   ======

---------------

(1) Estimates of proved reserves are subject to possible change, either upward or downward, as additional information becomes available. Because the Royalty is a net profits interest and reserve quantities are estimated pursuant to a formula based in part on the estimated future net cash flows, factors other than changes in estimates of gross quantities of reserves (such as changes in prices and costs) can result in changes in estimates of reserve quantities attributable to the Trust. Negative revisions in 1997 reflect the impact of lower oil and gas prices, unfavorable drilling results and the effect of the Class A cost carry-forward. Approximately 300,000 barrels and 4,400 million cubic feet of the negative revision amounts shown for 1997 are attributable to the cost carry-forward, based on the formula discussed above. Consequently, proved oil and gas reserves at December 31, 1999 and 1998, based on year-end prices, would provide estimated future net revenues in an amount less than the Class A cost carry-forward. Accordingly, there were no proved reserves as of December 31, 1999, 1998 and 1997 attributable to the Trust.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

     Standardized Measure of Discounted Future Net Cash Flows from Proved Oil and Gas Reserves. The supplementary information presented below reflects estimates of discounted future net cash flows from proved oil and gas reserves and changes in such estimates prepared in accordance with requirements prescribed by the FASB.

     Future cash flows are determined by multiplying the estimated future net cash flows attributable to the combined interests of the Partnership and the Working Interest Owner by a factor of 90 percent (the Partnership's Royalty). The resulting amount is then multiplied by a factor of 99.9 percent reflecting the Trust's interest in the Partnership. Future net cash flows also include an estimate of the proceeds to be received from underdelivered gas (see Note 5 above) and give consideration to the cost carryforward at December 31, 1999 (see
Note 1 above).

     It is emphasized that this supplementary information represents estimates which may be imprecise, and extreme caution should accompany its use and interpretation. The estimates were based on various assumptions, many of which are subject to uncertainties, and therefore, the estimates should not be considered to be a prediction of actual amounts to be paid to the Trustee. Additionally, as required under FASB's standards, the supplementary information excludes consideration of anticipated future oil and gas prices and costs, does not consider discount rates other than 10 percent and does not consider additional potentially recoverable oil and gas reserves not currently classified as proved. Such factors should be considered in estimating the cash flows which ultimately could be derived from production of the related oil and gas reserves or sale of the reserves in-place.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS
RESERVES:

                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
Future cash flows...........................................  $--    $--    $--
Discount for estimated timing of cash flows (10 percent
  discount rate)............................................  (--)   (--)   (--)
                                                              ---    ---    ---
Standardized measure of discounted future net cash flows
  from proved oil and gas reserves..........................  $--    $--    $--
                                                              ===    ===    ===

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                            1999   1998       1997
                                                            ----   ----   ------------
Discounted future net cash flows, beginning of year.......   $--    $--   $ 25,197,000
  Royalty proceeds........................................   --     --              --
  Changes in prices and other revisions to previous
     estimates, including impact of Class A cost
     carry-forward(1).....................................   --     --     (27,717,000)
  Extensions and discoveries..............................   --     --              --
  Accretion of discount...................................   --     --       2,520,000
                                                             --     --    ------------
Discounted future net cash flows, end of year.............   $--    $--   $         --
                                                             ==     ==    ============

---------------

(1) Revisions for 1997 reflect the impact of lower oil and gas prices, negative reserve quantity revisions and the effect of the Class A cost carry-forward. Approximately $15.0 million of discounted future net cash flows of the negative revision amounts shown for 1997 are attributable to the cost carry-forward. See Note 1 under "Proved Oil and Gas Reserves" above. Accordingly, there was no standardized measure of discounted future net cash flows from proved oil and gas reserves as of December 31, 1999, 1998 and 1997 attributable to the Trust.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas, National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1999 and 1998, and the related statements of royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 3, these financial statements were prepared on the cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1999 and 1998, and the royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 1999, on the cash basis of accounting described in Note 3.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 30, 2000

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

---------------

* Incorporated by reference to Exhibits of like designation to the registrant's Annual Report on Form 10-K for the period ended December 31, 1983.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during 1999.

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

                                            FREEPORT-McMoRan OIL AND GAS
                                            ROYALTY TRUST

                                            By: CHASE BANK OF TEXAS,
                                            NATIONAL ASSOCIATION, Trustee

                                            By:       /s/ PETE FOSTER
                                              ----------------------------------
                                                         Pete Foster
                                               Senior Vice President and Trust
                                                            Officer

March 30, 2000

     The Registrant, Freeport-McMoRan Oil and Gas Royalty Trust, has no principal executive officer, principal financial officer, principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are required.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

---------------

 * Incorporated by reference to Exhibits of like designation to the registrant's Annual Report on Form 10-K for the period ended December 31, 1983.