Form 10-Q
period 2000-03-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2000-05-12
CIK 727094

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

For the quarterly period ended March 31, 2000.

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

                                      --2--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
Royalty proceeds............................................  $        --    $        --
Trust Administrative expenses...............................      (74,614)      (128,894)
Interest Income.............................................       10,611         14,444
Reserve for future Trust expenses...........................       64,003        114,450
                                                              -----------    -----------
Distributable Cash..........................................  $        --    $        --
                                                              ===========    ===========
Distributable Cash per Unit.................................  $        --    $        --
                                                              ===========    ===========
Units Outstanding...........................................   14,975,390     14,975,390
                                                              ===========    ===========

              STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

                                                                MARCH 31,      DECEMBER 31,
                                                                  2000             1999
                           ASSETS                             -------------    -------------
                                                               (UNAUDITED)
Cash and short-term investments.............................  $     832,617    $     896,620
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................    (25,614,756)     (25,614,756)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)    (164,260,985)
                                                              -------------    -------------
          Total assets......................................  $     832,617    $     896,620
                                                              =============    =============

                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................  $     832,617    $     896,620
Trust corpus (14,975,390) Units of Beneficial Interest
  authorized issued and outstanding)........................             --               --
                                                              -------------    -------------
          Total liabilities and trust corpus................  $     832,617    $     896,620
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Trust Corpus, beginning of year.............................  $     --    $     --
Royalty proceeds and interest income, net of trust
  administrative expenses and reserve for future Trust
  expenses..................................................        --          --
Distributions payable to Unit holders.......................        --          --
Amortization of net overriding royalty interest.............        --          --
                                                              --------    --------
Trust Corpus, end of period.................................  $     --    $     --
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

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. The Trust Indenture also provides that the Trustee is required to sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. The Trust's cash receipts were less than $3 million dollars in 1996, 1997, and 1998 and, therefore, the terms of the Trust Indenture dictate that the Trustee effect such a sale. However, the Unit holders of the Trust, at a special meeting of the Unit holders held on March 12, 1999, approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires the written approval of the Trustee as well as approval of the Unit holders. IMC has filed a declaratory judgment action seeking to prevent the Trustee from approving the amendment. The Trustee will take no action to approve the amendment until such time as the lawsuit is resolved. After filing of the lawsuit, IMC pursued limited discovery. The Trustee, pursuant to its powers under the Trust Indenture, and IMC have entered into settlement negotiations. To allow adequate time to pursue all settlement options, IMC and the Trustee moved for and received from the District Court an Agreed Order on Joint Motion to Abate. In furtherance of settlement negotiations and while the lawsuit is abated, the Trustee has retained Albrecht & Associates to assist it in connection with a possible settlement.

     The Trust's cash receipts last reached $3 million during 1995 and there were no cash receipts in 1996, 1997, 1998 or 1999. Additionally, the Class A cost carry-forward is $20.6 million at March 2000 (see Note 4), primarily from the significant development costs incurred at West Cameron Blocks 498 and 215. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust.

2. THE ROYALTY

     IMC Global Inc. (IMC), succeeded to FTX effective December 22, 1997, following the merger of FTX into IMC. Accordingly, IMC is now the Working Interest Owner and owns the oil and gas interests burdened

                                      --4--
by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis (Net Proceeds).

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

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows. Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty is $0 at March 31, 2000. The carrying value is not necessarily indicative of the fair market value of the Royalty held by the Trust.

4. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital costs incurred in recent years, a cumulative excess Class A cost carry-forward of $20,600,128 existed as of March 31, 2000. The cost carry-forward is subject to and includes an interest amount at the prime rate, which totaled $466,562 net to the Trust during the three month period ended March 31, 2000. This excess Class A cost carry-forward, including the interest factor, must be recouped by the Working Interest Owner out of future Gross Proceeds before distributions to the Unit holders can be resumed.

5. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a

                                      --5--
cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of March 31, 2000, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately .2 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain.

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which $832,617 remained as of March 31, 2000. Because of the cumulative excess Class A cost carry-forward, $64,003 was withdrawn from the expense reserve during the first three months of 2000 to pay Trust administrative expenses.

     The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds for the first quarter of 2000 was
4.87 percent.

7. FEDERAL INCOME TAX MATTERS

     Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

8. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. During the 1997 fourth quarter an updated assessment of estimated future abandonment costs was undertaken, by the Working Interest Owner taking into consideration current labor and equipment costs levels and permitted abandonment practices. This assessment resulted in a revision of estimated remaining future abandonment costs to an amount that is approximately equal to amounts previously withheld from distributions to Unitholders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operation or technology. As of March 31, 2000, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders.

                                      --6--

9. TRANSPORTATION AGREEMENT

     In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1999 and 1998 the Working Interest Owner did not deliver the minimum volume under the agreement therefore, in 2000 the pipeline company billed the Working Interest Owner approximately $724,000 for the 1999 deficiency. This amount is not included in the Class A cost carry-forward of $20.6 million, as it was paid and will be included in the Class A cost-carry forward in the second quarter of 2000. During 1999 the Working Interest Owner paid the oil pipeline company approximately $687,000 for the 1998 deficiency. This amount is included in the Class A cost carry-forward. Based on 2000 projected production the minimum delivery volumes will not be met in 2000. However should production exceed the 2000 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior underdelivered volumes.

                             ---------------------

     THE INFORMATION FURNISHED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999, WHICH ARE CONTAINED IN ITS ANNUAL REPORT ON FORM 10-K FOR 1999.

                                      --7--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of March 31, 2000, and the related statements of royalty proceeds and distributable cash and changes in trust corpus for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Trustee.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     As discussed in Note 3, these financial statements were prepared on the cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

     Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the cash basis of accounting.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
May 11, 2000

                                      --8--

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

     During the first quarter, 2000, the Class A cost carry-forward decreased by $1.8 million, from $22.4 million at December 31, 1999 to $20.6 million at March 31, 2000. There were no proved reserve quantities and related discounted cash flows attributable to the Trust as of December 31, 1999. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in the Trust's Annual Report on Form 10-K. These estimates do not consider changes in prices and costs subsequent to December 31, 1999, or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the Trustee or an estimate of fair market value. The Working Interest Owner has advised the Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is substantially less than the cumulative excess Class A cost carry-forward. The information from the Working Interest Owner indicates that the Royalty may have little or no value, based on the net present value of reserves determined as a result of the independent review. Depending on the resolution of the IMC Lawsuit (see Note 1 -- The Trust), the Trustee will take appropriate actions to continue to administer the Trust throughout the extension period approved by the Unit holders or liquidate the Trust by selling the Trust assets for cash to the highest bidder in accordance with the terms of the Trust Indenture. The resolution or settlement of the lawsuit could result in other actions.

RESULTS OF OPERATIONS

     There were no cash distributions to Unit holders during the first three months of 2000 or 1999. No cash distributions were made during 1999, 1998 and 1997, because of capital expenditures and lower gas and oil revenues. During the first quarter of 2000, Gross Proceeds exceeded total costs by approximately $2.0 million, primarily because of a credit of $1.5 million for lease operating expenses received from the operator of High Island Block 552. As a result, the Class A cost carry-forward decreased to $20.6 million net to the Trust as of

                                      --9--

March 31, 2000. Since mid-1995, trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
Gross Proceeds(1)...........................................   $ 2,772,369     $ 1,251,135
Total costs(2)..............................................      (740,375)     (2,211,884)
Excess Class A cost carry-forward(3)........................    (2,031,994)        960,749
Net Proceeds................................................            --              --
Percentage attributable to Royalty..........................          90.0%           90.0%
                                                               -----------     -----------
Amounts payable attributable to Royalty.....................            --              --
Percentage attributable to the Trust........................          99.9%           99.9%
                                                               -----------     -----------
Royalty Proceeds............................................            --              --
Trust administrative expenses...............................       (74,614)       (128,894)
                                                               -----------     -----------
                                                                   (74,614)       (128,894)
Interest earned.............................................        10,611          14,444
Reserve for future Trust expenses(4)........................        64,005         114,450
                                                               -----------     -----------
Distributable Cash..........................................   $        --     $        --
                                                               ===========     ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three month period ended in February of such year.

(2) Total costs represent amounts accrued by the Working Interest Owner during the three month period in February of such year. Includes interest to the Working Interest Owner of $518,920 in 2000 and $561,709 in 1999.

(3) Represents Class A costs in excess of Gross Proceeds (Gross Proceeds in excess of Class A costs) in the applicable periods.

(4) Represents the withdrawals from the Trust administrative expense reserve during the respective period.

     Gross proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                               FIRST QUARTER
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Natural Gas
  Revenues (in millions)....................................  $  0.3   $   .7
  Sales volumes (in million cubic feet).....................     114      405
  Average realization (per thousand cubic feet).............  $ 2.61   $ 1.77
Oil
  Revenues (in millions)....................................  $  2.5   $   .5
  Sales volumes (in thousands of barrels)...................      92     49.2
  Average realization (per barrel)..........................  $26.89   $18.83

                                     --10--

     Gas volumes for the first quarter of 2000 decreased significantly compared to the 1999 period. This is primarily due to the assignments in 1999 of West Cameron Block 215, Breton Sound Block 55, Vermilion Block 58 and Vermilion Blocks 21/22 to the operators in exchange for the operator assuming all duties and obligations with respect to the assigned interval and existing wells and platforms. These properties were primarily gas producing properties.

     Oil volume for 2000 increased significantly as compared to the first quarter of 1999. This increase in oil volume coupled with the big increase in average oil price resulted in a significant increase in oil revenue for the first quarter of 2000. During the first quarter of 1999, the operator of West Cameron Block 498 experienced mechanical and well performance problems. The operator began a workover program during the second quarter of 1999 and production increased during the fourth quarter of 1999. During the second, third, and fourth quarters of 1999, the operator performed workovers on individual wells that offset the field decline and in some months increased production. Some of those workovers were designed to increase recoveries from existing producing intervals and others were designed to recover oil and gas from different intervals that were expected to be productive.

     Costs consist of the following (in millions):

                                                              FIRST QUARTER
                                                              -------------
                                                              2000    1999
                                                              -----   -----
Lease operating expenses....................................  $(.8)   $ .8
Exploration and development costs...........................   1.0       8
Interest....................................................    .5      .6
                                                              ----    ----
                                                              $ .7    $2.2
                                                              ====    ====

     Lease operating expenses for the first quarter of 2000 decreased slightly over the 1999 period because the Working Interest Owner assigned its interest in West Cameron Block 215, Vermilion Block 58 and Breton Sound Block 55 to the operator, thereby reducing expenses. The Working Interest Owner believed the costs charged for High Island 552 to be excessive and has conducted an audit of High Island Block 552 in the fourth quarter of 1999. This audit resulted in a credit issued by the operator of $1.5 million net to the working interest owner. This credit was issued during the first quarter of 2000. The Working Interest Owner is also entitled to operating and processing fees attributable to production from offsetting blocks being processed on the High Island A552 platform.

     In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1998 the Working interest Owner did not deliver the minimum volume under the agreement therefore, in February 1999, the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. This amount was included in the Class A cost carry-forward in 1999. During 1999 the Working Interest Owner did not deliver the minimum volume under the agreement therefore, in February

                                     --11--

2000 the pipeline company billed the Working Interest Owner approximately $724,000 for the 1999 deficiency. This amount was paid and will be included in the Class A cost carry-forward in the second quarter of 2000. Based on 2000 projected production the minimum delivery volumes will not be met in 1999. However, should production exceed the 2000 minimum the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.

     Exploration and development costs for the first quarter relate primarily to the payment during 2000 of invoices relating to workovers performed in 1999 at West Cameron Block 498.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. The Class A cost carry-forward, with interest at the prime rate, must be recouped from future Gross Proceeds before any distributions may be made to Unit holders.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations. On April 28, 2000, the operator of West Cameron Block 498 proposed workovers on certain wells which is expected to increase current production. The cost of these workovers is estimated to be approximately $2 million to the Working Interest Owner. The Working Interest Owner is currently evaluating these proposals.

     There are no exploration and development costs budgeted for 2000.

     The Working Interest Owner is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several unitholders.

     As of March 31, 2000, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 6 -- Establishment of an Expense Reserve), of which $0.8 million remained at March 31, 2000.

     The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the

                                     --12--

Unit holders. The Trust's had no cash receipts in 1996, 1997, 1998 or 1999. Additionally, the balance of the Class A cost carry-forward was $20.6 million at March 31, 2000, primarily from the significant development costs incurred at West Cameron Blocks 498 and 215 during 1997 and 1998. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      No Reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2000.

                                     --13--

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF OF THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

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

Date: May 12, 2000

                                     --14--

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                       DESCRIPTION
         ------                                       -----------
           27                 Financial Data Schedule