Form 10-Q
period 2000-06-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2000-08-14
CIK 727094

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

For the quarterly period ended June 30, 2000.

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............. to ...............

Commission file number 1-8581

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                         TEXAS                                                72-6108468
     (State or other jurisdiction of incorporation                         (I.R.S. Employer
                    or organization)                                      Identification No.)

           THE CHASE MANHATTAN BANK, TRUSTEE                                     77002
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

Yes  X    No
   -----     -----
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

                                      --2--

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                -------------------------   -------------------------
                                                   2000          1999          2000          1999
                                                -----------   -----------   -----------   -----------
Royalty proceeds..............................  $        --   $        --   $        --   $        --
Trust administrative expenses.................     (100,649)     (213,221)     (175,263)     (342,115)
Interest income...............................       10,773        12,674        21,384        27,118
Reserve for future trust expenses.............       89,876       200,547       153,879       314,997
                                                -----------   -----------   -----------   -----------
Distributable cash............................  $        --   $        --   $        --   $        --
                                                ===========   ===========   ===========   ===========
Distributable cash per unit...................  $        --   $        --   $        --   $        --
                                                ===========   ===========   ===========   ===========
Units outstanding.............................   14,975,390    14,975,390    14,975,390    14,975,390
                                                ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                JUNE 30,       DECEMBER 31,
                                                                  2000             1999
                           ASSETS                             -------------    -------------
                                                               (UNAUDITED)
Cash and short-term investments.............................  $     742,741    $     896,620
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest in oil and gas properties........................    (25,614,756)     (25,614,756)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)    (164,260,985)
                                                              -------------    -------------
         Total assets.......................................  $     742,741    $     896,620
                                                              =============    =============

                                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................  $     742,741    $     896,620
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized, issued and outstanding).......................             --               --
                                                              -------------    -------------
         Total liabilities and trust corpus.................  $     742,741    $     896,620
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
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

                                      --3--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. THE TRUST

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created effective September 30, 1983. On that date, Freeport-McMoRan Inc. (FTX) transferred to a Partnership (the Partnership) a net overriding royalty interest in certain offshore oil and gas properties equal to 90 percent of the Net Proceeds (as defined in the Conveyance referred to below) from FTX's working interests in such properties and conveyed a 99.9 percent general partnership interest in the Partnership to the Trust. Such net overriding royalty interest is referred to herein as the "Royalty." The Overriding Royalty Conveyance which created the Royalty is referred to herein as the "Conveyance." The Trust is passive, with The Chase Manhattan Bank, the successor by merger to Chase Bank of Texas, National Association as Trustee. The Trustee has only such powers as are necessary for the collection and distribution of revenues attributable to the Royalty, the payment of Trust liabilities and the protection of Trust assets.

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. The Trust Indenture also provides that the Trustee is required to sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. The Trust's cash receipts were less than $3 million dollars in 1996, 1997, and 1998 and, therefore, the terms of the Trust Indenture dictate that the Trustee effect such a sale. However, the Unit holders of the Trust, at a special meeting of the Unit holders held on March 12, 1999, approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for at least another two years. Any such amendment of the Trust Indenture requires the written approval of the Trustee as well as approval of the Unit holders. IMC Global, Inc. ("IMC"), the Working Interest Owner, filed a declaratory judgment action seeking to prevent the Trustee from approving the amendment. After filing of the lawsuit, IMC pursued limited discovery.

     The Trust settled the lawsuit filed by IMC against The Chase Manhattan Bank, in its capacity as Trustee of the Trust. IMC has agreed to dismiss its lawsuit without prejudice. The Trust expects that the motion to dismiss without prejudice will be filed shortly and an order of dismissal should then by forthcoming from the court. As soon as the court's order approving the dismissal is entered, the Trustee will formally approve the unit holder vote. The extension expires on December 31, 2000. At that time, pursuant to the Trust Indenture, the Trustee is required to liquidate the Trust and conduct a sale of the Trust assets. The Trustee expects that a sale will occur in the first or second quarter of the year 2001.

     As of June 30, 2000, the Class A cost carry-forward was $20.1 million, primarily from the significant development costs incurred at West Cameron Blocks 498 and 215. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust. The Working Interest

                                      --4--

Owner has advised the Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is substantially less than the cumulative excess Class A cost carry-forward. The information from the Working Interest Owner indicates that the Royalty may have little or no value, based on the net present value of reserves determined as a result of the independent review.

2. THE ROYALTY

     IMC succeeded to FTX effective December 22, 1997, following the merger of FTX into IMC. Accordingly, IMC is now the Working Interest Owner and owns the oil and gas interests burdened by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures, and other charges, on an accrual basis, including cost carry-forwards (Net Proceeds).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial information has been prepared by the Trustee in accordance with the instructions to Form 10-Q, and the Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 1999 Annual Report on Form 10-K.

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

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows. Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty is $0 at June 30, 2000. The carrying value is not necessarily indicative of the fair market value of the Royalty held by the Trust.

                                      --5--

4. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital costs incurred in recent years, a cumulative excess Class A cost carry-forward of $20,102,725 existed as of June 30, 2000. The cost carry-forward is subject to and includes an interest amount at the prime rate, which totaled $1,031,370 net to the Trust during the six month period ended June 30, 2000. This excess Class A cost carry-forward, including the interest factor, must be recouped by the Working Interest Owner out of future Gross Proceeds before distributions to the Unit holders can be resumed.

5. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of June 30, 2000, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 0.2 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain.

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which $742,741 remained as of June 30, 200. Because of the cumulative excess of Class A cost carry-forward, $153,879 was withdrawn from the expense reserve during the first six months of 2000 to pay Trust administrative expenses.

     The funding for this reserve is deposited with The Chase Manhattan Bank and invested in The Chase Manhattan Bank collateralized certificates of deposit. The average interest rate earned on these funds for the second quarter of 2000 was
5.5 percent.

7. FEDERAL INCOME TAX MATTERS

     Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

                                      --6--

8. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. During the 1997 fourth quarter, an updated assessment of estimated future abandonment costs was undertaken by the Working Interest Owner taking into consideration current labor and equipment cost levels and permitted abandonment practices. This assessment resulted in a revision of estimated remaining future abandonment costs to an amount that is approximately equal to amounts previously withheld from distributions to Unit holders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operation or technology. As of June 30, 2000, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders.

9. TRANSPORTATION AGREEMENT

     In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 1999 and 1998 the Working Interest Owner did not deliver the minimum volume under the agreement. Therefore, in 2000 the pipeline company billed the Working Interest Owner approximately $724,000 for the 1999 deficiency. This amount is included in the Class A cost carry-forward of $20.1 million at June 30, 2000. Based on 2000 projected production the minimum delivery volumes will not be met in 2000. However should production exceed the 2000 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.

                                      --7--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Chase Manhattan Bank (Trustee)
And the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of June 30, 2000, the related statements of royalty proceeds and distributable cash and changes in trust corpus for the three and six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 1999 and, in our report dated March 30, 2000, we expressed an unqualified opinion on that statement.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
August 14, 2000

                                      --8--

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information contained herein regarding operations and exploration and development activities on the properties burdened by the Royalty has been furnished by the Working Interest Owner who obtained this information from the relevant operators. For convenience, references are made to the Notes to Financial Statements.

     The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although it is believed that these forward-looking statements are based on reasonable assumptions, important factors could cause actual results to differ materially from those in the forward-looking statements herein, including the timing and extent of changes in commodity prices for oil and gas, environmental risks, drilling and operating risks, risks related to exploration and development, uncertainties about oil and gas reserves, governmental regulations and other matters beyond the control of the Trustee and the Working Interest Owner.

     During the second quarter, 2000, the Class A cost carry-forward decreased by $0.5 million, from $20.6 million at March 31, 2000, to $20.1 million at June 30, 2000. There were no proved reserve quantities and related discounted cash flows attributable to the Trust as of December 31, 1999. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in the Trust's Annual Report on Form 10-K. These estimates do not consider changes in prices and costs subsequent to December 31, 1999, or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the Trustee or an estimate of fair market value. The Working Interest Owner has advised the Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is substantially less than the cumulative excess Class A cost carry-forward. The information from the Working Interest Owner indicates that the Royalty may have little or no value, based on the net present value of reserves determined as a result of the independent review.

     To further the settlement negotiations that resulted in a dismissal of IMC's lawsuit, the Trustee, on behalf of the Trust, engaged Albrecht & Associates, Inc. ("Albrecht"), oil and gas divestment specialists, to appraise the Trust's assets and IMC's working interest. Ignoring the Class A cost carry-forward and assuming a joint sale of the working interest and the Trust assets, Albrecht estimated that as of April 2000 the combined interest of the Trust and IMC has a market value in the range of $4.0 -- $7.5 million, with a most likely market price of approximately $4.5 million. The Class A cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust.

RESULTS OF OPERATIONS

     There were no cash distributions to Unit holders during the first six months of 2000 or 1999. No cash distributions were made during 1999, 1998 and 1997, because of capital expenditures and lower gas and oil revenues. During the second quarter of 2000, Gross Proceeds exceeded total costs by approximately $0.5 million. As a result, the Class A cost carry-forward decreased to $20.1 million net to the Trust as of

                                      --9--

June 30, 2000. Since mid-1995, trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  2000         1999         2000         1999
                                               ----------   ----------   ----------   ----------
Gross Proceeds(1)............................  $2,721,953   $1,305,195   $5,494,322   $2,556,330
Total Costs(2)...............................  (2,168,730)  (2,890,095)  (2,909,105)  (5,101,979)
Excess Class A cost carry-forward, net(3)....    (553,223)   1,584,900   (2,585,217)   2,545,649
                                               ----------   ----------   ----------   ----------
Net Proceeds.................................          --           --           --           --
Percentage attributable to Royalty...........        90.0%        90.0%        90.0%        90.0%
                                               ----------   ----------   ----------   ----------
Amount payable attributable to Royalty.......          --           --           --           --
Percentage attributable to Trust.............        99.9%        99.9%        99.9%        99.9%
                                               ----------   ----------   ----------   ----------
Royalty Proceeds.............................          --           --           --           --
Trust administrative expenses................    (100,649)    (213,221)    (175,263)    (342,115)
                                               ----------   ----------   ----------   ----------
                                                 (100,649)    (213,221)    (175,263)    (342,115)
Interest income..............................      10,773       12,674       21,384       27,118
Reserve for future Trust expenses(4).........      89,876      200,547      153,879      314,997
                                               ----------   ----------   ----------   ----------
Distributable cash...........................  $       --   $       --   $       --   $       --
                                               ==========   ==========   ==========   ==========

---------------

(1) Represents amounts received by the Working Interest Owner during the three and six month periods ended in May of such year.

(2) Represents amounts accrued by the Working Interest Owner during the three and six month periods ended in May of such year. Includes accrued interest of $512,449 and $1,031,370 for the three and six months during 2000 and $586,963 and $1,148,672 for the three and six months during 1999.

(3) Represents increase (decrease) in the Class A cost carry-forward during the respective period.

(4) Represents withdrawals from the Trust administrative expense reserve during the respective periods.

     Gross Proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                       ------------------    --------------------
                                                        2000       1999       2000        1999
                                                       -------    -------    ------    ----------
Natural Gas
  Revenues (in millions)...........................    $  0.8     $  0.7     $  1.1      $  1.4
  Sales volumes (in million cubic feet)............       284        336        339         742
  Average realization (per thousand cubic feet)....    $ 2.68     $ 2.08     $ 2.66      $ 1.87
Oil
  Revenue (in millions)............................    $  1.9     $  0.6     $  4.4      $  1.1
  Sales volumes (in thousands of barrels)..........      65.4       48.4      157.4        97.7
  Average realization (per barrel).................    $29.98     $12.40     $28.18      $11.25

                                     --10--

     Gas volumes for the second quarter of 2000 decreased compared to the 1999 period. This is primarily due to the assignments in 1999 of West Cameron Block 215, Breton Sound Block 55, Vermilion Block 58 and Vermilion Blocks 21/22 to the operators in exchange for the operator assuming all duties and obligations with respect to the assigned interval and existing wells and platforms. These properties were primarily gas producing properties.

     Oil volume for 2000 increased significantly as compared to the second quarter of 1999. This increase in oil volume coupled with the increase in average oil price resulted in a significant increase in oil revenue for the second quarter of 2000. During the first quarter of 1999, the operator of West Cameron Block 498 experienced mechanical well performance problems. The operator began a workover program during the second quarter of 1999 and production increased during the fourth quarter of 1999. During the second, third, and fourth quarters of 1999, the operator performed workovers on individual wells that offset the field decline and in some months increased production. Some of those workovers were designed to increase recoveries from existing producing intervals and others were designed to recover oil and gas from different intervals that were expected to be productive.

     Costs consist of the following (in millions):

                                                              THREE MONTHS   SIX MONTHS
                                                                 ENDED          ENDED
                                                                JUNE 30,      JUNE 30,
                                                              ------------   -----------
                                                              2000    1999   2000   1999
                                                              ----    ----   ----   ----
Lease operating expenses....................................  $1.3    $1.8   $0.5   $2.6
Exploration and development costs...........................   0.3     0.4    1.3    1.2
Interest, abandonment costs withheld and other..............   0.6     0.7    1.1    1.3
                                                              ----    ----   ----   ----
                                                              $2.2    $2.9   $2.9   $5.1
                                                              ====    ====   ====   ====

     Lease operating expenses for the second quarter of 2000 decreased over the 1999 period because the Working Interest Owner assigned its interest in West Cameron Block 215, Vermilion Block 58 and Breton Sound Block 55 to the operator, thereby reducing expenses. The Working Interest Owner believed the costs charged for High Island 552 to be excessive and conducted an audit of High Island Block 552 in the fourth quarter of 1999. This audit resulted in a credit issued by the operator of $1.5 million net to the Working Interest Owner. This credit was issued during the first quarter of 2000 and the check was received in the second quarter of 2000. The Working Interest Owner is also entitled to operating and processing fees attributable to production from offsetting blocks being processed on the High Island A552 platform.

     In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 1998 the Working Interest Owner did not deliver the minimum volume under the agreement and therefore, in February 1999, the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. This amount was included in the Class A cost carry-forward in 1999. During 1999 the

                                     --11--

Working Interest Owner did not deliver the minimum volume under the agreement therefore, in February 2000, the pipeline company billed the Working Interest Owner approximately $724,000 for the 1999 deficiency. This amount was paid and was included in the Class A cost carry-forward in the second quarter of 2000. Based on 2000 projected production the minimum delivery volumes will not be met in 1999. However, should production exceed the 2000 minimum the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.

     Exploration and development costs for the second quarter relate primarily to the payment during 2000 of invoices relating to workovers performed in 1999 at West Cameron Block 498.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. The Class A cost carry-forward, with interest at the prime rate, must be recouped from future Gross Proceeds before any distribution may be made to Unit holders.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations. On April 28, 2000, the operator of West Cameron Block 498 proposed workovers on certain wells which is expected to increase current production. The cost of these workovers is estimated to be approximately $2 million to the Working Interest Owner. The Working Interest Owner approved each of these proposals that include adding new producing intervals for three wells and installing additional production equipment required to process anticipated quantities of gas and water. The operator also proposed drilling an exploration well on the adjacent West Cameron Block 519 and offered participation to the owners of West Cameron 498. The Working Interest Owner determined that this proposal had a low probability of economic success and chose not to participate.

     There are no exploration and development costs budgeted for 2000. However, during the second quarter of 2000, the Working Interest Owner approved the $2 million for workovers as discussed above.

     The Working Interest Owner is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several unitholders.

     As of June 30, 2000, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, governmental regulations, operations or technology. Any further adjustments to estimated abandonment costs or variances to actual cost will reduce or increase future distributable cash accordingly.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense

                                     --12--
reserve to pay such expenses (see Note 6 -- Establishment of an Expense Reserve), of which $0.7 million remained at June 30, 2000.

     The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. The Trust's had no cash receipts in 1996, 1997, 1998 or 1999. Additionally, the balance of the Class A cost carry-forward was $20.1 million at June 30, 2000, primarily from the significant development costs incurred at West Cameron Blocks 498 and 215 during 1997 and 1998. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Not applicable

  (b) Reports on Form 8-K:

      No Reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2000.

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

                                            By: The Chase Manhattan Bank Trustee

                                            By:       /s/ PETE FOSTER
                                              ----------------------------------
                                                         Pete Foster
                                               Senior Vice President and Trust
                                                            Officer

Date: August 14, 2000

                                     --14--

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                     DESCRIPTION
         ------                     -----------
           27                 Financial Data Schedule