Form 10-Q
period 2000-09-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2000-11-14
CIK 727094

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

For the quarterly period ended September 30, 2000.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           -------------------------   -------------------------
                                                              2000          1999          2000          1999
                                                           -----------   -----------   -----------   -----------
Royalty proceeds.........................................  $        --   $        --   $        --   $        --
Trust administrative expenses............................      (57,027)      (89,438)     (232,290)     (431,553)
Interest income..........................................       10,542        11,954        31,926        39,072
Reserve for future Trust expenses........................       46,485        77,484       200,364       392,481
                                                           -----------   -----------   -----------   -----------
Distributable cash.......................................  $        --   $        --   $        --   $        --
                                                           ===========   ===========   ===========   ===========
Distributable cash per unit..............................  $        --   $        --   $        --   $        --
                                                           ===========   ===========   ===========   ===========
Units outstanding........................................   14,975,390    14,975,390    14,975,390    14,975,390
                                                           ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                           ASSETS                             -------------   -------------
                                                               (UNAUDITED)

Cash and short-term investments.............................  $     696,256   $     896,620
Net overriding royalty interest in oil and gas properties...    189,875,741     189,875,741
Less, adjustment to recorded cost of net overriding royalty
  interest
  in oil and gas properties.................................    (25,614,756)    (25,614,756)
Less, accumulated amortization of net overriding royalty
  interest..................................................   (164,260,985)   (164,260,985)
                                                              -------------   -------------
        Total assets........................................  $     696,256   $     896,620
                                                              =============   =============

                               LIABILITIES AND TRUST CORPUS

Reserve for future Trust expenses...........................  $     696,256   $     896,620
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized, issued and outstanding).......................             --              --
                                                              -------------   -------------
        Total liabilities and trust corpus..................  $     696,256   $     896,620
                                                              =============   =============

                      STATEMENT OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
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

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. The Trust Indenture also provides that the Trustee is required to sell the Trust's interest in the Partnership, or cause the Partnership to sell the Royalty, if the Trust's cash receipts for each of three successive years are less than $3 million, thereby terminating the Trust pursuant to (i) above. The Trust's cash receipts were less than $3 million dollars in 1996, 1997, and 1998 and, therefore, the terms of the Trust Indenture dictate that the Trustee effect such a sale. However, the Unit holders of the Trust, at a special meeting of the Unit holders held on March 12, 1999, approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for two years. The extension expires on December 31, 2000. At that time, pursuant to the Trust Indenture, the Trustee is required to liquidate the Trust and conduct a sale of the Trust assets. The Trustee expects that a sale will occur in the first or second quarter of the year 2001.

     As of September 30, 2000, the Class A cost carry-forward was 19.7 million, primarily from the significant development costs incurred at West Cameron Blocks 498 and 215. This cost carry-forward must be recouped by IMC Global, Inc ("IMC"), the Working Interest Owner, before any distribution may be made to the Trust. The Working Interest Owner has advised the Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is substantially less than the cumulative excess Class A cost carry-forward. The information from the Working Interest Owner indicates that the Royalty may have little or no value, based on the net present value of reserves determined as a result of the independent review.

2. THE ROYALTY

     IMC succeeded to FTX effective December 22, 1997, following the merger of FTX into IMC. Accordingly, IMC is now the Working Interest Owner and owns the oil and gas interests burdened by the

                                      --4--

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

     The Trust's financial statements are prepared on the cash basis of accounting for reporting revenues and expenses. Therefore, revenues and expenses are recognized only as cash is received or paid and the associated receivables, payables and accrued expenses are not reflected in the accompanying financial statements. Under generally accepted accounting principles, revenues and expenses would be recognized on an accrual basis.

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

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows. Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty is $0 at September 30, 2000. The carrying value is not necessarily indicative of the fair market value of the Royalty held by the Trust.

4. DISTRIBUTIONS TO UNIT HOLDERS

     As a result of the capital costs incurred in recent years, a cumulative excess Class A cost carry-forward of 19.7 million existed as of September 30, 2000. The cost carry-forward is subject to and includes an interest amount at the prime rate, which totaled 1.6 million net to the Trust during the nine month period ended September 30, 2000. This excess Class A cost carry-forward, including the interest factor, must be recouped by the Working Interest Owner out of future Gross Proceeds before distributions to the Unit holders can be resumed.

                                      --5--

5. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of September 30, 2000, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 0.2 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain.

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which $696,256 remained as of September 30, 2000. Because of the cumulative excess of Class A cost carry-forward, $200,364 was withdrawn from the expense reserve during the first nine months of 2000 to pay Trust administrative expenses.

     The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds for the third quarter of 2000 was
5.7 percent.

7. FEDERAL INCOME TAX MATTERS

     Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

8. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. During the 1997 fourth quarter, an updated assessment of estimated future abandonment costs was undertaken by the Working Interest Owner taking into consideration current labor and equipment cost levels and permitted abandonment practices. This assessment resulted in a revision of estimated remaining future abandonment costs to an amount that is approximately equal to amounts previously withheld from distributions to Unit holders. Such costs are by their nature imprecise and can be expected to be revised

                                      --6--
over time because of changes in general and specific cost levels, government regulations, operation or technology. As of September 30, 2000, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders.

9. TRANSPORTATION AGREEMENT

     In December 1997, the Working Interest Owner entered into a crude oil transportation agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 1999 and 1998 the Working Interest Owner did not deliver the minimum volume under the agreement. Therefore, the pipeline company billed the Working Interest Owner approximately $724,000 and $687,000 for the 1999 and 1998 deficiencies, respectively. This amount is included in the Class A cost carry-forward of $19.7 million at September 30, 2000. Based on 2000 projected production the minimum delivery volumes will not be met in 2000. However should production exceed the 2000 minimum, the Working Interest Owner is entitled to receive transportation without payment up to the cumulative prior undelivered volumes.

                                      --7--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of September 30, 2000, the related statements of royalty proceeds and distributable cash and changes in trust corpus for the three and nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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

Houston, Texas
November 14, 2000

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

RESULTS OF OPERATIONS

     There were no cash distributions to Unit holders during the first nine months of 2000 or 1999. No cash distributions were made during 1999, 1998 and 1997, because of capital expenditures and lower gas and oil revenues. During the third quarter of 2000, Gross Proceeds exceeded total costs by approximately $0.4 million. As a result, the Class A cost carry-forward decreased by $0.4 million, from $20.1 million at June 30, 2000, to

                                      --9--

$19.7 million at September 30, 2000. Since mid-1995, trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:

                                                  THREE MONTHS                NINE MONTHS
                                                     ENDED                       ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                            ------------------------   -------------------------
                                               2000         1999          2000          1999
                                            ----------   -----------   -----------   -----------
Gross Proceeds(1).........................  $1,432,778   $ 2,298,241   $ 6,927,099   $ 4,854,571
Total Costs(2)............................    (984,703)    3,812,932    (3,893,808)   (1,289,047)
Excess Class A cost carry-forward,
  net(3)..................................    (448,075)   (6,111,173)   (3,033,291)   (3,565,524)
                                            ----------   -----------   -----------   -----------
Net Proceeds..............................                        --            --            --
Percentage attributable to Royalty........        90.0%         90.0%         90.0%         90.0%
                                            ----------   -----------   -----------   -----------
Amount payable attributable to Royalty....          --            --            --            --
Percentage attributable to Trust..........        99.9%         99.9%         99.9%         99.9%
Royalty Proceeds..........................          --            --            --            --
Trust administrative expenses.............     (57,027)      (89,438)     (232,290)     (431,553)
                                            ----------   -----------   -----------   -----------
                                               (57,027)      (89,438)     (232,290)     (431,553)
Interest income...........................      10,542        11,954        31,926        39,072
Reserve for future Trust expenses(4)......      46,485        77,484       200,364       392,481
                                            ----------   -----------   -----------   -----------
Distributable cash........................  $       --   $        --   $        --   $        --
                                            ==========   ===========   ===========   ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three and nine month periods ended in September of such year.

(2) Represents amounts accrued by the Working Interest Owner during the three and nine month periods ended in August of such year. Includes accrued interest of $524,579 and $1,555,949 for the three and nine months during 2000 and $581,465 and $1,730,137 for the three and nine months during 1999.

(3) Represents the increase (decrease) in the Class A cost carry-forward during the respective period.

(4) Represents withdrawals from the Trust administrative expense reserve during the respective periods.

                                     --10--

     Gross Proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                              THREE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                             ---------------   ---------------
                                                              2000     1999     2000     1999
                                                             ------   ------   ------   ------
Natural Gas
  Revenues (in millions)...................................  $  0.5   $  1.8   $  1.5   $  3.3
  Sales volumes (in million cubic feet)....................     154    1,331      552    2,073
  Average realization (per thousand cubic feet)............  $ 3.29   $ 1.39   $ 2.83   $ 1.57
Oil
  Revenue (in millions)....................................  $   .9   $  0.5   $  5.4   $  1.6
  Sales volumes (in thousands of barrels)..................    30.2     37.1    187.5    134.8
  Average realization (per barrel).........................  $30.65   $12.13   $28.58   $11.84

     Oil and gas production volumes for the third quarter of 2000 decreased compared to the 1999 period. This is primarily due to declining production from West Cameron Block 498. The operator completed several well recompletions during the third quarter of 2000 as part of its ongoing efforts to mitigate the declining production rates for the field and to recover reserves from behind pipe zones in existing wells. In addition, gas volumes and revenue were significantly lower for the nine month period ended September 30, 2000 as compared to the 1999 period due to the settlement of the gas imbalances for West Cameron Block 215 and Breton Sound Block 58 and Breton Sound Block 55 received during 1999.

     The operator also proposed contributing acreage from an adjacent block, West Cameron 519, and drilling an exploratory well. IMC evaluated geophysical and geological data provided by the operator and determined the data did not support the proposal. IMC, therefore, did not choose to participate in drilling the exploratory well.

     Average oil and gas prices during the third quarter of 2000 increased compared to the 1999 period and resulted in a significant increase in revenues from oil and gas sales, in spite of the lower sales quantities. Average oil prices during the nine month period ended September 30, 2000 increased compared to the 1999 period and resulted in a significant increase in revenue.

Costs consist of the following (in millions):

                                                               THREE MONTHS     NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              --------------   --------------
                                                              2000     1999    2000     1999
                                                              -----   ------   -----   ------
Lease operating expenses....................................  $0.3    $  --    $0.7    $ 2.6
Exploration and development costs...........................   0.1       --     1.4      1.4
Interest, abandonment costs withheld and other..............   0.6      0.6     1.7      1.7
Abandonments cost...........................................    --     (4.4)     --     (4.4)
                                                              ----    -----    ----    -----
                                                              $1.0    $(3.8)   $3.8    $ 1.3
                                                              ====    =====    ====    =====

                                     --11--

     Lease operating expenses for the third quarter of 2000 increased over the 1999 period because the workover program on West Cameron Block 498. In addition, during 1999 The Working Interest Owner believed the costs charged for High Island 552 to be excessive and therefore did not pay the operator during 1999 for operating expenses related to this property. The Working Interest Owner conducted an audit of High Island Block 552 in the fourth quarter of 1999. This audit resulted in a credit issued by the operator of $1.5 million net to the Working Interest Owner. This credit was issued during the first quarter of 2000 and the check was received in the second quarter of 2000. This is the primary reason the lease operating expenses are lower for the first nine months ending September 30, 2000 as compared to the same period of 1999. The Working Interest Owner is entitled to operating and processing fees attributable to production from offsetting blocks being processed on the High Island A552 platform.

     In December 1997, the Working Interest Owner entered into a crude oil transportation agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 1998 the Working Interest Owner did not deliver the minimum volume under the agreement and therefore, in February 1999, the pipeline company billed the Working Interest Owner approximately $687,000 for the 1998 deficiency. This amount was included in the Class A cost carry-forward in 1999. During 1999 the Working Interest Owner did not deliver the minimum volume under the agreement therefore, in February 2000, the pipeline company billed the Working Interest Owner approximately $724,000 for the 1999 deficiency. This amount was paid and was included in the Class A cost carry-forward in the second quarter of 2000. Based on 2000 projected production the minimum delivery volumes will not be met in 2000. However, should production exceed the 2000 minimum the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.

     Exploration and development costs for the third quarter relate primarily to the payment during 2000 of invoices relating to capital workovers performed in 1999 and 2000 at West Cameron Block 498.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unit holders in accordance with provisions of the Trust Indenture. The Class A cost carry-forward, with interest at the prime rate, must be recouped from future Gross Proceeds before any distribution may be made to Unit holders.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations. On April 28, 2000, the operator of West Cameron Block 498 proposed workovers on certain wells which is expected to increase current production. The cost of these workovers is estimated to be approximately $2 million to the Working Interest Owner. The Working Interest Owner approved each of these proposals that include adding new producing intervals for three wells and installing additional production equipment required to process anticipated quantities of gas and water. The operator also proposed drilling an exploration well on the adjacent West Cameron Block 519 and offered participation to the owners of West
                                     --12--

Cameron 498. The Working Interest Owner determined that this proposal had a low probability of economic success and chose not to participate.

     There are no exploration and development costs budgeted for 2000. However, during the third quarter of 2000, the Working Interest Owner approved the $2 million for workovers as discussed above.

     The Working Interest Owner is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several unitholders.

     As of September 30, 2000, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, governmental regulations, operations or technology. Any further adjustments to estimated abandonment costs or variances to actual cost will reduce or increase future distributable cash accordingly.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 6 -- Establishment of an Expense Reserve), of which $0.7 million remained at September 30, 2000.

     The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The Trustee must distribute the net proceeds of such sale (after satisfaction of any outstanding liabilities) to the Unit holders. The Trust's had no cash receipts in 1996, 1997, 1998 or 1999. Additionally, the balance of the Class A cost carry-forward was $19.7 million at September 30, 2000, primarily from the significant development costs incurred at West Cameron Blocks 498 and 215 during 1997 and 1998. This cost carry-forward must be recouped by the Working Interest Owner before any distribution may be made to the Trust.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         Exhibit No. 27 -- Financial Data Schedule

     (b) Reports on Form 8-K:

         No Reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2000.

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

                                            FREEPORT-McMoRan OIL AND GAS
                                            ROYALTY TRUST

                                            By: The Chase Manhattan Bank Trustee

                                            By:       /s/ MIKE ULRICH
                                              ----------------------------------
                                                         Mike Ulrich
                                               Senior Vice President and Trust
                                                            Officer

Date: November 14, 2000

                                     --14--

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                       DESCRIPTION
         ------                                       -----------
           27                 Financial Data Schedule