Form 10-K405
period 2000-12-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2001-04-02
CIK 727094

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8581

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             (Exact name of Registrant as Specified in Its Charter)

                    TEXAS                                        72-6108468
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

      THE CHASE MANHATTAN BANK, TRUSTEE
             700 Lavaca 5th Floor
                Austin, Texas                                      77002
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (512) 479-2562

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     The aggregate market value of the 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust held by non-affiliates of the registrant on March 27, 2001 was approximately $1,347,785.10 based on the closing price of the Units of $.0.09.

     As of March 27, 2001, 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I

Item 1.    Business....................................................     1
           Background..................................................     1
           Description of the Trust....................................     2
           Description of the Units....................................     5
           The Royalty Properties and the Royalty......................     7
           Federal Income Tax Considerations...........................    24
Item 2.    Properties..................................................    26
Item 3.    Legal Proceedings...........................................    26
Item 4.    Submission of Matters to a Vote of Unit Holders.............    26

                                   PART II

Item 5.    Market for the Registrant's Units and Related Unit Holder
           Matters.....................................................    26
Item 6.    Selected Financial Data.....................................    27
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of   Operations.................................    27
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................    31
Item 8.    Financial Statements and Supplementary Data.................    32
           Statements of Royalty Proceeds and Distributable Cash:
           For the years ended December 31, 2000,1999, and 1998........    32
           Statements of Assets, Liabilities and Trust Corpus:
           As of December 31, 2000 and 1999............................    32
           Statements of Changes in Trust Corpus:
           For the years ended December 31, 2000, 1999 and 1998........    32
           Notes To Financial Statements...............................    33
           Report Of Independent Public Accountants....................    40
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    41

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant..........    41
Item 11.   Executive Compensation......................................    41
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    41
Item 13.   Certain Relationships and Related Transactions..............    41

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    41
Signature..............................................................    43

                                     PART I

ITEM 1. BUSINESS.

                                   BACKGROUND

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created effective September 30, 1983. On that date, Freeport-McMoRan Inc. (FTX) transferred to a Partnership (the Partnership) a net overriding royalty interest in certain offshore oil and gas properties equal to 90 percent of the Net Proceeds (as defined in the Conveyance referred to below) from FTX's working interests in such properties and conveyed a 99.9 percent general partnership interest in the Partnership to the Trust. Such net overriding royalty interest is referred to herein as the "Royalty." The Overriding royalty Conveyance which created the Royalty is referred to herein as the "Conveyance." The Trust is passive, with The Chase Manhattan Bank as Trustee. The Trustee has only such powers as are necessary for the collection and distribution of revenues attributable to the Royalty, the payment of Trust liabilities and the protection of Trust assets.

     The Trust's cash receipts were less than $3 million in 1996, 1997, and 1998. The Trust Indenture stated that the Trust must terminate if the amount of cash per year received by the Trust for each of three successive years commencing after December 31, 1990 is less than $3 million. However, at a special meeting of the Unit holders held on March 12, 1999, the Unit holders approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for at least two years. This extension expired on December 31, 2000. Therefore, the Trust Indenture requires the Trustee to sell the Trust's interest in the Partnership, or to cause the Partnership to sell the Royalty.

     Early in December 2000, the Trustee was approached by representatives of Roberson Oil Company and IMC Global, Inc. (IMC), the Working Interest Owner, proposing a transaction whereby a to-be-formed corporation (NewCo) would purchase the Trust assets and the working interest from IMC. Thereafter, NewCo would conduct an exchange offer whereby Unit holders would be offered the opportunity to exchange, on terms and conditions established by NewCo, their Units in the Trust for shares in NewCo. The Trustee has received a shareholder proposal that would amend the Trust Indenture to allow the transaction to proceed if the proposal receives the requisite vote of Unitholders. The Trustee is currently preparing proxy materials and a notice of a special meeting of the Unit holders expected to be held in May of this year to authorize the Trustee to conduct a sale of the Trust's Royalty for nominal consideration in accordance with the plan described above. If a majority of the Unit holders entitled to vote at that meeting in which a quorum is present vote to authorize the Trustee to sell the Trust's assets to NewCo the Trustee will do so. If the sale to NewCo is not approved, the Trustee will proceed to conduct an auction of the Trust properties in accordance with the existing terms of the Trust Indenture. Complete information concerning the vote will be provided to the Unit holders in forthcoming proxy materials.

     Ryder Scott Company Petroleum Engineers conducted an independent review of the oil and gas interest burdened by the Royalty and prepared estimates, as of December 31, 2000, of the discounted present value of future net revenues from proved reserves attributable to the Royalty. The report of Ryder Scott is set forth elsewhere in this report. The estimates were prepared in accordance with SEC regulations, which among other things require that estimated net revenues be based on prices and costs as of December 31, 2000. Ryder Scott estimated that the net present value (discounted at 10%) of proved reserves attributable to the Royalty was $15.5 million and that the undiscounted estimated future net revenues from proved reserves were $18.4 million as of December 31, 2000, however, the estimates do not take into account many additional factors that impact the value of the Royalty, including the following:

     - Pursuant to the Conveyance, the Working Interest Owner is entitled to recoup certain costs before any payments are made with respect to the Royalty. When these costs cannot be paid out of current revenue, they are accrued and carried forward. As of December 31, 2000, the accumulated cost carry-forward was approximately $19.8 million. The estimated discounted present value of $15.5 million and the undiscounted estimated net revenues of $18.4 million in the Ryder Scott report do not take into account the cost carry-forward.

     - The Ryder Scott estimates took into account only those reserves that were classified as proved reserve as of December 31, 2000, and only the estimated costs of developing and producing those proved reserves. Thus, the estimates did not take into account costs that may be incurred to discover, develop or produce reserves not classified as proved as of December 31, 2000, nor did they take into account future revenues, if any, from such reserves.

     - The weighted average prices used in the Ryder Scott report were $23.52 per Bbl of oil and $5.85 per Mcf of gas. Oil and natural gas prices have declined substantially since December 31, 2000.

     - Proceeds from gas produced but sold by other parties pursuant to gas balancing arrangements are not included in estimated future proceeds. As of December 31, 2000, the quantity of gas sold by third parties under the gas balancing arrangements was approximately .2 Bcf. Proceeds related to the underproduction position could result in additional proceeds to the Trust or reduce the cost-carryforward in future periods, however, the amount and timing of such proceeds are uncertain. In addition, other factors, including the credit worthiness of the counterparties should be considered in determining the probability and amount of future proceeds. The Ryder Scott estimates did not include proceeds that may be received with respect to the gas balance arrangements.

     - The Working Interest Owner has brought suit against a prior gas purchaser, seeking reimbursement of excess royalty of a portion of amounts paid to the Minerals Management Service. A successful outcome for the Working Interest Owner could result in additional proceeds to the Trust or reduce the cost-carryforward. However, the suit is in the early stages, and no trial date has been set. The amount of any recovery is presently indeterminable. The Ryder Scott estimates did not include proceeds, if any, from this lawsuit.

     - The reserve for future abandonment costs for the Trust's properties totals $4.2 million. This amount is included in the cost carryforward of $19.8 million, as of December 31, 2000. Such costs are by their nature imprecise and can be expected to be revised over time due to changes in general and specific cost levels, government regulation, operations or technology. The Ryder Scott estimates did not take into account any changes in such costs.

     - In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company which included an annual minimum delivery volume. Since the agreement's inception, the Trust has been assessed a deficiency payment ranging from $.5 million to $.7 million on an annual basis. There are no assurances that the annual minimum delivery volume will be met in the future. For further information on this matter see under Ryder Scott report.

     Accordingly, the estimated discounted net present value of future net revenues should not be construed as the current market value of the estimated oil and gas reserves, since a market value determination would include these and other additional factors. The Ryder Scott report is included elsewhere in this report and includes additional information regarding the estimates.

                            DESCRIPTION OF THE TRUST

     Units of beneficial interest (the Units) in the Trust are traded on the over the counter market under the trading symbol "FMOLS."

     The Units are not an interest in or an obligation of the Working Interest Owner, IMC. The Units represent indirect interests in the Royalty Properties (as defined below). The following information and the information set forth under "DESCRIPTION OF THE UNITS" are subject to the detailed provisions of the Trust Indenture and the First Amended and Restated Articles of General Partnership of Freeport-McMoRan Oil and Gas Royalty Partnership (the Partnership) entered into between McMoRan Offshore Management Co., formerly an indirect wholly owned subsidiary of FTX, and the Trustee (the Partnership Agreement). The Trust Indenture and the Partnership Agreement are among the exhibits incorporated by reference to this report. The provisions governing the Trust and the Partnership are complex and extensive, and no attempt has been made below to describe all of such provisions. The following is a general description of the basic framework of the Trust and the Partnership, and reference is made to the Trust Indenture and the Partnership Agreement for detailed provisions concerning the Trust and the Partnership.

CREATION AND TRANSFER OF THE ROYALTY

     As described above, on September 30, 1983, pursuant to the terms of the Overriding Royalty Conveyance (the Conveyance), FTX transferred to the Partnership a net overriding royalty interest (the Royalty) in what then represented 18 productive (the Productive Properties) and 12 undeveloped (the Undeveloped Properties) oil and gas leases offshore Louisiana, Texas and California equal to 90 percent of the net proceeds from working interests in such properties. See "THE ROYALTY PROPERTIES AND THE ROYALTY -- Computation of the Royalty." The Productive Properties and the Undeveloped Properties are referred to herein jointly as the "Royalty Properties."

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

THE TRUST

     Under the Trust Indenture, the Trustee holds an interest in the Partnership for the benefit of the Unit holders. The terms of the Trust Indenture provide, among other things, that (1) the Trustee cannot engage in any business or investment activity and cannot acquire any asset other than its interest in the Partnership and cash being held for payment of liabilities or distribution to Unit holders; (2) the Royalty can be sold in whole or in part upon approval of the Unit holders or upon termination of the Trust; and (3) any cash distributions to the Unit holders are made by the Trustee quarterly in January, April, July and October of each year. The Trust has not made any cash distributions since 1995.

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

     The Trust has no employees. Administrative functions of the Trust are performed by the Trustee, which is compensated for its services and reimbursed for specified charges for transfer agency and distribution functions out of Trust assets. The Trustee is also entitled to reimbursement for its out-of-pocket expenses. Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities which the Trustee ordinarily incurs are those for routine administrative expenses, such as Trustee's fees and accounting, legal and other administrative fees. The costs and expenses of the Trust (including the Trustee's fees) are estimated to approximate $600,000 for 2001. The Trustee, in accordance with the Trust Indenture, established an expense reserve to cover Trust expenses as discussed in Note 6 -- Establishment of an Expense Reserve, of which $615,459 remained as of December 31, 2000. The costs and expenses of the Trust may vary in future years, depending on the volume of trading in the Units, the amount of revenues to the Trust and increases in accounting, legal and other administrative fees.

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

     The Trust Indenture authorizes the Trustee to take such action as in its judgment is necessary or advisable to achieve the purposes of the Trust. The Trust Indenture provides that cash being held by the Trustee as a reserve for liabilities or for distribution at the next distribution date will be placed in interest-bearing accounts or certificates (which may include accounts or certificates of the bank acting as Trustee), but the Trustee is otherwise prohibited from acquiring any asset other than the Trust's interest in the Partnership or engaging in any business or investment activity of any kind whatsoever. The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of the Unit holders upon termination of the Trust and in certain other limited circumstances. However, the Trust Indenture states that the Trustee must effect such a sale (without any such vote) because the Trust has had no cash receipts from the Royalty for each of the past five years. Depending on the outcome of the Unit holders' meeting described above and under "Business -- Background," the Trust assets will be sold in some manner in the near future.

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

TERMINATION OF THE TRUST

     The conditions precedent to termination of the Trust have occurred and absence further changes to the Trust Indenture approved by the Unit holders, in accordance with the terms of the Trust Indenture, and as may be approved by the Trustee in its discretion, the Trustee will sell the assets of the Trust and distribute any proceeds to the Unit holders.

                            DESCRIPTION OF THE UNITS

GENERAL

     Each Unit is evidenced by a transferable certificate. Each Unit evidences an undivided interest in the Trust, which in turn owns a 99.9 percent interest in the Partnership. As of December 31, 2000, a total of 14,975,390 Units are outstanding.

DISTRIBUTIONS AND INCOME COMPUTATIONS

     Each month the Trustee is required to determine the amount, if any, available for distribution for such month. Such amount (the Monthly Distribution Amount) is equal to the excess, if any, of the cash distributed by the Partnership to the Trust during such month, plus any other cash receipts of the Trust during such month (other than interest earned on the Monthly Distribution Amount for any other month) over the liabilities of the Trust paid during such month, subject to adjustments for changes made by the Trustee during such month in any cash reserves established for the payment of contingent or future obligations of the Trust. The Monthly Distribution Amount, if any, for each month is payable to Unit holders of record on the Monthly Record Date, which is the close of business on the last business day of such month, or such later date as the Trustee determines is required to comply with legal or stock exchange requirements. However, to reduce the administrative expenses of the Trust, the Trustee does not distribute cash monthly, but rather, during January, April, July and October of each year if amounts are available for distribution. The Trustee is required to distribute to each person who was a Unit holder of record on a Monthly Record Date during one or more of the immediately preceding three months, any Monthly Distribution Amount for the month or months that he was a Unit holder of record, together with interest earned on such Monthly Distribution Amount from the Monthly Record Date to the payment date.

     Because the Trust is classified for tax purposes as a "grantor trust" and the Partnership is classified for tax purposes as a partnership (see "FEDERAL INCOME TAX CONSIDERATIONS") and is required to use the accrual method of accounting, any net taxable income from the Royalty (other than interest earned on Monthly Distribution Amounts) will be realized by the Unit holders for tax purposes in the month accrued by the Partnership, rather than in the month distributed by the Trust. Thus, a Unit holder may be required to report income attributable to his Units without receiving distributions directly corresponding to such income.

NATURE OF THE UNITS

     The Units are not an interest in or obligation of the Company, the Working Interest Owner or any successor Working Interest Owner. However, the ultimate value of the Royalty is dependent to a large extent upon the ability of the Working Interest Owner to produce oil and gas from the Royalty Properties. There is no requirement that the Working Interest Owner expend any specific amounts with respect to the Royalty Properties, and the Working Interest Owner is entitled to go, and in the past has gone, "non-consent" with respect to operations, in which case its participation will be significantly reduced. See "Operating Agreements." The Working Interest Owner is free to transfer the working interests (burdened by the Royalty) to third parties such as NewCo. In certain cases the Working Interest Owner is permitted to farm out interests in the Royalty Properties and to reduce the Royalty proportionately. See "THE ROYALTY PROPERTIES AND THE ROYALTY -- General and -- Production and Drilling Activities." The Working Interest Owner does not have an obligation to produce any specific amounts of oil and gas from any of the Royalty Properties. It has the right to abandon any well or lease, and upon termination of any lease the portion of the Royalty relating thereto will be extinguished. The amount of revenues attributable to the Royalty may be affected by operating agreements and unitization and pooling arrangements. The realization of the ultimate value of the Royalty is subject to all the risks associated with exploration on and development of oil and gas properties and to comprehensive regulation by governmental authorities.

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

GENERAL

     As of December 31, 2000, there were 14 gross productive oil wells and 14 gross productive gas wells on the 3 remaining Royalty Properties where the Working Interest Owner retains a working interest.

     All Royalty Properties are operated under joint operating agreements by other oil and gas companies other than the Working Interest Owner. Neither the Working Interest Owner nor any operator has any contractual commitments to the Partnership or the Trust to conduct further exploratory or development drilling on the Royalty Properties or to maintain its ownership interest in any of the properties. See "Certain Factors Affecting Distributions; Conflicts of Interest." However, any operator of a Royalty Property has an obligation to operate and develop such property in accordance with the standards of a reasonable and prudent operator. The Working Interest Owner retains a revenue interest in the remaining Royalty Properties and it has informed the Trustee that it is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several Unit holders. See "Production and Drilling Activities" below for a discussion of current development and exploratory activities on certain of the Royalty Properties.

RESERVES

     A study of the proved oil and gas reserves attributable to the Royalty Properties as of December 31, 2000, has been made by Ryder Scott Company L.P., independent petroleum engineers (Ryder Scott). In accordance with regulations of the Securities and Exchange Commission (the SEC), such study is limited to reserves currently classified as "proved." The amount of reserves and the timing of production attributable to the Royalty Properties are, and in the future will continue to be, significantly affected by the level of capital expenditures to be incurred on the individual properties and the success of exploration and development activities. The assumptions used in preparing the reserve study are detailed within the following letter, which summarizes such reserve study. Such assumptions, as well as the cautionary paragraphs following the letter, should be studied carefully together with the estimates contained in the letter. Ryder Scott also prepared estimates of future net cash flows attributable to the Royalty from proved oil and gas reserves and the discounted present value of such future net cash flows. The estimates of Ryder Scott are used in the preparation of the Trust's financial statements and for other reporting purposes. However, as explained in the cautionary paragraphs immediately following the letter, Ryder Scott's estimates were prepared based on production and costs as of December 31, 2000, but the timing of inclusion of production and costs for purposes of calculating Royalty payments during a given period varies somewhat from the method used by Ryder Scott in preparing its estimates. For example, the estimates do not take into account amounts received in 2000 attributable to sales of oil and gas produced in the fourth quarter of 2000, volumes of natural gas sold by other parties pursuant to certain gas balancing arrangements and the effect of the excess cost carry-forward at December 31, 2000. Therefore, the amounts set forth in the letter are not indicative of actual amounts to be distributed to Unit holders, either annually or ultimately.

     The estimates of future net cash flows and discounted present value of future net cash flows were prepared using prices and costs as of December 31, 2000. Proved reserves are estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (see Note 10 -- Supplementary Proved Oil and Gas Reserve Information).

             [RYDER SCOTT COMPANY PETROLEUM CONSULTANTS LETTERHEAD]

                                 March 27, 2001

Freeport-McMoRan Oil and Gas Royalty Trust
c/o Chase Bank of Texas, National Association (Trustee)
600 Travis Street, Suite 1150
Houston, Texas 77002

Gentlemen:

     At the request of IMC Global Inc. (IMC), successor to Freeport-McMoRan Inc.
(FTX), we have prepared estimates of the proved reserves and future production and income attributable to a net overriding royalty interest in certain offshore leases as of December 31, 2000. The future income has been calculated using Securities and Exchange Commission (SEC) guidelines for price and cost parameters.

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

     All offshore leases currently subject to the Royalty have been considered in this report, and the impact of these leases' reserves, revenues, expenses, and expense accruals on the income of the Partnership has been determined. These leases are hereinafter referred to as the "Subject Properties." All other leases originally subject to the Royalty have either expired, or the leasehold interest subject to the Royalty has been sold. The Working Interest Owner has assured us that no leases other than those included in our evaluation have a material effect on the overall revenues or liabilities of the Partnership.

     The estimated reserve quantities and future income quantities presented in this report are related to hydrocarbon prices. December 2000 hydrocarbon prices were used in the preparation of this report as required by SEC guidelines; however, actual future prices may vary significantly from December 2000 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized as follows:

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 2

                                 SEC PARAMETERS
                     Estimated Net Reserve and Income Data
                Freeport-McMoRan Oil and Gas Royalty Partnership
                            As of December 31, 2000

                                                                 TOTAL
                                                                PROVED
                                                              -----------
Remaining Reserves
     Oil/Condensate -- Barrels..............................      291,058
     Gas -- MMCF............................................        2,138
Future Net Income (FNI) 2001................................  $ 8,252,199
2002........................................................    3,467,325
2003........................................................    2,440,681
                                                              -----------
     Sub-Total (2001-2003)..................................  $14,160,205
     Remaining..............................................    4,288,838
                                                              -----------
          Total.............................................  $18,449,043
Discounted FNI @ 10%........................................  $15,541,586
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

     The future net income attributable to the Royalty was estimated on a yearly basis from a projection of the combined Working Interest Owner and Partnership future net income. Combined future net income values were calculated by deducting operating expenses and capital costs from the future gross revenue of the combined interests. Only those expenses and capital costs necessary for the development and production of proved reserves were taken into consideration. A portion of the expenses at West Cameron Block 498 Field are associated with oil transportation tariffs. The tariffs included in the expenses amount to a total of $1,167,458 net to the combined interests of the Working Interest Owner and Partnership for the oil produced from the West Cameron Block 498 Field. In that regard, annual deductions were made to represent future deficiency payments for which the Working Interest Owner or the Partnership may be liable in accordance with Exhibit A of the Crude Oil Buy/Sell Agreement between Coastal States Trading, Inc. and the Working Interest Owner for oil produced from the West Cameron Block 498 field.

     The annual income values for each property were further reduced by an overhead charge furnished by the Working Interest Owner. The adjusted annual income resulting from subtracting the overhead charge was multiplied by a factor of 90 percent to arrive at the annual future net income of the Partnership.

     More than a sufficient amount has been accrued as of December 31, 2000 to pay for the unescalated estimated abandonment costs attributable to the Royalty; therefore, using SEC pricing and cost parameters, it is anticipated that no future accruals will be necessary. Furthermore, a reimbursement is included as Partnership income in the year after depletion and abandonment of the Subject Properties. This reimburse-

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 3

ment is equal to the amount by which current unspent accruals exceed anticipated unescalated future abandonment costs.

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

Partnership Interest Net Reserves  Royalty Future Net Income
  =                                -----------------------------
                                   Price per Unit of Reserves

     The price per unit of reserves was calculated by dividing combined future gross revenues by combined net reserves.

RESERVES INCLUDED IN THIS REPORT

     The proved reserves presented in this report comply with SEC definitions and guidelines, as outlined below. SEC Regulation S-X Rule 4-10 paragraph (a) defines proved reserves as follows:

PROVED OIL AND GAS RESERVES. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

          (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes:

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 4

             (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and

             (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

          (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

          (iii) Estimates of proved reserves do not include the following:

             (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves";

             (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors;

             (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and

             (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

PROVED DEVELOPED OIL AND GAS RESERVES. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

PROVED UNDEVELOPED RESERVES. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

     Certain Staff Accounting Bulletins published subsequent to the promulgation of Regulation S-X have dealt with matters relating to the application of financial accounting and disclosure rules for oil and gas producing activities. In particular, the following interpretations extracted from Staff Accounting Bulletins set forth the Commission staff's view on specific questions pertaining to proved oil and gas reserves.

     Economic producibility of estimated proved reserves can be supported to the satisfaction of the Office of Engineering if geological and engineering data demonstrate with reasonable certainty that those reserves can be recovered in future years under existing economic and operating conditions. The relative importance of the many pieces of geological and engineering data which should be evaluated when classifying reserves cannot be identified in advance. In certain instances, proved reserves may be assigned to reservoirs on the basis of a

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 5

combination of electrical and other type logs and core analyses which indicate the reservoirs are analogous to similar reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. (extracted from SAB-35)

     In determining whether "proved undeveloped reserves" encompass acreage on which fluid injection (or other improved recovery technique) is contemplated, is it appropriate to distinguish between (i) fluid injection used for pressure maintenance during the early life of a field and (ii) fluid injection used to effect secondary recovery when a field is in the late stages of depletion? ... The Office of Engineering believes that the distinction identified in the above question may be appropriate in a few limited circumstances, such as in the case of certain fields in the North Sea. The staff will review estimates of proved reserves attributable to fluid injection in the light of the strength of the evidence presented by the registrant in support of a contention that enhanced recovery will be achieved. (extracted from SAB-35)

     Companies should report reserves of natural gas liquids which are net to their leasehold interest, i.e., that portion recovered in a processing plant and allocated to the leasehold interest. It may be appropriate in the case of natural gas liquids not clearly attributable to leasehold interests ownership to follow instruction (b) of Item 2(b)(3) of Regulation S-K and report such reserves separately and describe the nature of the ownership. (extracted from SAB-35)

     The staff believes that since coalbed methane gas can be recovered from coal in its natural and original location, it should be included in proved reserves, provided that it complies in all other respects with the definition of proved oil and gas reserves as specified in Rule 4-10(a)(2) including the requirement that methane production be economical at current prices, costs, (net of the tax credit) and existing operating conditions. (extracted from SAB-85)

ESTIMATES OF RESERVES

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

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 6

     The future production rates from wells now on production may be more or less than estimated because of changes in market demand or allowables set by regulatory bodies. Wells or locations which are not currently producing may start producing earlier or later than anticipated in our estimates of their future production rates.

HYDROCARBON PRICES

     The Working Interest Owner furnished us with prices in effect at December 31, 2000 and these prices were held constant except for known and determinable escalations. In accordance with Securities and Exchange Commission guidelines, changes in liquid and gas prices subsequent to December 31, 2000 were not taken into account in this report.

OIL AND CONDENSATE

     The Working Interest Owner furnished us with initial oil and condensate prices for the properties in this report. These initial liquid prices were based on actual prices received in December 2000, and were held constant throughout the depletion of the reserves. In accordance with Securities and Exchange Commission guidelines, changes in liquid prices subsequent to December 31, 20000 were not considered in this study.

GAS

     The Working Interest Owner has furnished us with gas prices in effect at December 2000 and with its forecasts of future gas prices which take into account SEC guidelines and current market prices. In accordance with SEC guidelines, the future gas prices used in this report make no allowance for future gas price increases which may occur as a result of inflation nor do they allow any allowance for seasonal variations in gas prices.

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

GENERAL

     Tables 1 through 4 present summaries of estimated annual production and income beginning January 1, 2001 for the total Partnership. Tables 5 through 12 present our annual projection of production and income for each individual field.

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 7

     The reserve estimates presented herein are based upon a detailed study of the Subject Properties; however, Ryder Scott has not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. The Working Interest Owner has represented that it has given Ryder Scott access to its accounts, records, geological and engineering data and reports and other data as were required for this investigation. The ownership interests, prices, and other factual data furnished to Ryder Scott by the Working Interest Owner in connection with this investigation were accepted without verification. The estimates presented in this report are based on such furnished data available through December 2000.

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

                                            Very truly yours,

                                            RYDER SCOTT COMPANY, L.P.

                                                /s/ FREDERICK W. EMMERICH
                                            ------------------------------------
                                            Frederick W. Emmerich
                                            Petroleum Engineer
FWE/sw

Approved:

       /s/ JOHN R. WARNER
- ------------------------------------
John R. Warner, P.E.
Senior Vice President

                FREEPORT-MCMORAN OIL AND GAS ROYALTY PARTNERSHIP

                                   Estimated
                           Future Reserves and Income
                               Attributable to a
                        Net Overriding Royalty Interest
                           In Certain Offshore Leases

                                   (SEC Case)

                                     As of
                               December 31, 2000

     All of the discounted present value of future net cash flows attributable to the Royalty estimated by Ryder Scott was accounted for by West Cameron Block 498 and by West Delta 34.

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

     The Ryder Scott estimates were prepared on the basis of estimated production and Costs accrued through December 31, 2000. Thus, amounts received by the Working Interest Owner after November 30, 2000 attributable to production during 2000 have not been taken into account by Ryder Scott in making its estimates, even though these amounts will be included in Gross Proceeds for purposes of calculating amounts payable pursuant to the Royalty subsequent to 2000. The Working Interest Owner has estimated that if Ryder Scott had taken into account the 2001 Gross Proceeds from 2000 production, the total estimated future net cash flow and the discounted present value of such estimate in the Ryder Scott letter would have been approximately $1.5 million higher (net to the Trust's interest). In addition, because Ryder Scott's estimates for the remaining period are based on estimated production and Costs accrued during each such period and because actual Gross Proceeds and Costs will not be based on production and Costs during the same period, the estimates for various time periods will not in any event correspond to the amount of payments pursuant to the Royalty during such periods.

     Ryder Scott gave no effect in its estimates to amounts to which the Working Interest Owner is entitled as a result of gas imbalances for certain production (see Note 4 -- Gas Balancing Arrangements and Note 10 -- Supplementary Proved Oil and Gas Reserve Information). Pursuant to the Conveyance, proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to gas balancing arrangements between the Working Interest Owner and others (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. The amounts the Working Interest Owner will receive from the future sale of such underproduction may be more or less than those amounts received by third parties because of price fluctuations.

     The estimated future net cash flows shown in Ryder Scott's letter have not been reduced for any capital expenditures on Productive Properties in excess of amounts estimated to be necessary to develop proved reserves attributed thereto. See "Computation of the Royalty" below. Similarly, such future net cash flows have also not been reduced for costs and expenses of the Trust, which are expected to be minimal and are estimated at approximately $.8 million. Additionally, Ryder Scott did not take into account the Cost Carry-Forward of $19.8 million net to the Trust, as of December 31, 2000, nor did it take into account the oil transportation deficiency of $.5 million applicable to 2000 production.

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

     The Royalty entitles the holder thereof to 90 percent of the Net Proceeds realized from the sale of oil, gas and other hydrocarbons, as, if, and when produced from the working interests subject to the Royalty. Under the Conveyance, "Net Proceeds" generally means the excess of Gross Proceeds received (on a cash basis) during a particular month over Costs incurred (on an accrual basis) during such month. Generally, such Costs include any excess of Costs over Gross Proceeds carried forward from the previous month, together with interest on such excess. This carry-forward amount includes the Cost Carry-Forward, which was $19.8 million to the Trust at December 31, 2000. Amounts equal to 90 percent of the Net Proceeds for any month are payable by the Working Interest Owner to the Partnership on the last business day of the following month.

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

CERTAIN FACTORS AFFECTING DISTRIBUTIONS

     The amount of cash payable on account of the Royalty, and thus the amount of cash available for distribution to Unit holders, depends upon future sale of oil and gas and the prices received. The sale of crude oil on West Cameron 498 depends not only on oil prices but also on transportation and operating costs. In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 2000, the Working Interest Owner did not deliver the minimum volume under the agreement; therefore, in February 2001, the pipeline company billed the Working Interest Owner approximately $.5 million for the 2000 deficiency. This amount is not included in the Cost Carry-Forward of $19.8 million as of December 31, 2000. Based on 2001 projected production, the minimum delivery volumes will not be met in 2001.

PRODUCTION AND DRILLING ACTIVITIES

     There are 3 remaining Royalty Properties, all of which are currently producing. For a discussion concerning the oil and gas production from such properties in 2000 as well as information concerning other activities on such properties during 2000, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 -- Supplementary Proved Oil and Gas Reserve Information.

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

SALES CONTRACTS AND PRICES

     Oil production from the Royalty Properties is sold under short-term contracts at current market prices. Oil prices received by the Working Interest Owner have fluctuated widely. The average oil price that the Working Interest Owner received for crude oil sales during 2000 was 2.2 times higher than the average price received during 1999 and 2.1 times higher than that during 1998. Although current oil prices are up from year end prices, oil prices can be expected to continue to exhibit volatility as a result of such factors as the unstable situation in the Middle East, future actions of OPEC and future changes in worldwide economic conditions.

     The Working Interest Owner currently sells gas at spot market prices from blocks that were previously subject to long-term contracts with Transcontinental Gas Pipe Line Corporation, but which contracts were terminated by the Working Interest Owner at the end of 1987 and the beginning of 1988 pursuant to the provisions of such contracts.

     In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 2000, the Working Interest Owner did not deliver the minimum volume under the agreement; therefore, in February 2001, the pipeline company billed the Working Interest Owner approximately $.5 million for the 2000 deficiency. This amount will be included in the Cost Carry-Forward in 2001. The minimum proved oil reserves to be produced, based on Ryder Scott's reserve evaluation, net to the Working Interest Owner, for 2001 will be $178,081, declining to $74,070 in 2002. Based on 2001 projected production the minimum delivery volumes will not be met in 2001. However should production exceed the 2001 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.

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

ITEM 3. LEGAL PROCEEDINGS.

     The Trust is not currently subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS.

     No matters were submitted to a vote of Unit holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.

     Freeport-McMoRan Oil and Gas Royalty Trust Units are traded on the over the counter market under the symbol "FMOLS." As of March 20, 2001, 14,975,390 Units were outstanding and held of record by , Unit holders.

     The high and low sales prices of the Units as reported on the New York Stock Exchange and the over the counter Bulletin Board and distributable cash per Unit for each quarterly period of 2000 and 1999 were:

                                                              UNITS OF
                                                             BENEFICIAL
                                                              INTEREST     DISTRIBUTABLE
QUARTER                                                      -----------     CASH PER
ENDED                                                        HIGH    LOW       UNIT
- -------                                                      -----   ---   -------------
March 31, 1999.............................................  1.125.. .56         --
June 30, 1999..............................................  .638..  .25         --
September 30, 1999.........................................  .886..  .06         --
December 31, 1999..........................................  .31..   .04         --
March 31, 2000.............................................  .5...   .07         --
June 30, 2000..............................................  .25..   .11         --
September 30, 2000.........................................  .13..   .05         --
December 31, 2000..........................................  .07..   .03         --

     Distributable cash for any quarter is distributed to Unit holders in the month following the close of the quarter.

     The Trust did not sell any securities in 2000.

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

                                               YEARS ENDED DECEMBER 31,
                              ----------------------------------------------------------
                                2000       1999        1998         1997         1996
                              --------   --------   ----------   ----------   ----------
Royalty proceeds............  $     --   $     --   $       --   $       --   $       --
Distributable cash..........        --         --           --           --           --
Distributable cash per
  Unit......................        --         --           --           --           --

                                                     DECEMBER 31,
                              ----------------------------------------------------------
                                2000       1999        1998         1997         1996
                              --------   --------   ----------   ----------   ----------
Cash........................  $615,459   $896,620   $1,406,603   $1,705,582   $1,983,571
          Total assets......   615,459    896,620    1,406,603    1,705,582    2,166,784
Distributions payable.......        --         --           --           --           --
Trust corpus................        --         --           --           --      183,213

     The Trust has not reported estimates of total proved net oil or gas reserves to any federal authority or agency other than the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Cost Carry-Forward decreased by $2.6 million, from $22.4 million at December 31, 1999 to $19.8 million at December 31, 2000. Ryder Scott made estimates of future net cash flows as of December 31, 2000 as set forth in their letter appearing elsewhere in this report. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in Note 10 to the financial statements. These estimates do not consider changes in prices and costs subsequent to December 31, 2000, or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the trustee or an estimate of fair market value. The Working Interest Owner has advised the Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is less than the cumulative excess cost carry-forward. See Note 1 to the Financial Statements. The information from the Working Interest Owner indicates that the Royalty may have little or no value, based on the net present value of reserves determined as a result of the independent review.

RESULTS OF OPERATIONS

     No cash distributions were made during 2000, 1999 and 1998, because of the cost carry-forward due to capital expenditures and lower gas and oil revenues in 1999, 1998 and 1997. During 2000, Gross Proceeds exceeded total costs by approximately $2.9 million, primarily because of increased oil revenue from West Cameron Block 498. As a result, the cost carry-forward decreased to $19.8 million net to the Trust as of December 31, 2000. Since mid-1995, trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:

                                                       YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  2000          1999           1998
                                               -----------   -----------   ------------
Gross Proceeds(1)............................  $11,065,185   $ 5,997,857   $ 11,247,539
Total costs(2)...............................   (8,094,021)   (2,438,992)   (20,381,222)
Excess Cost Carry-Forward(3).................   (2,971,164)   (3,558,865)     9,133,683
                                               -----------   -----------   ------------
Net Proceeds.................................           --            --             --
Percentage attributable to Royalty...........         90.0%         90.0%          90.0%
                                               -----------   -----------   ------------
Amounts payable attributable to Royalty......           --            --             --
Percentage attributable to the Trust.........         99.9%         99.9%          99.9%
                                               -----------   -----------   ------------
Royalty Proceeds.............................           --            --             --
Trust administrative expenses................     (322,575)     (559,995)      (371,133)
                                               -----------   -----------   ------------
                                                  (322,575)     (559,995)      (371,133)
Interest earned..............................       41,414        50,013         72,154
Reserve for future Trust expenses(4).........      281,161       509,982        298,979
                                               -----------   -----------   ------------
Distributable Cash...........................  $        --   $        --   $         --
                                               ===========   ===========   ============

- ---------------

(1) Gross proceeds represent amounts received by the Working Interest Owner during the twelve month period ended November 30 of such year.

(2) Total costs represent amounts accrued by the Working Interest Owner during the twelve month period ended November 30 of such year. Includes interest to the Working Interest Owner of $2,082,725, $2,292,141 and $1,954,000
    respectively. Total costs for 1999 also includes a credit of $4,636,212 for the reversal of plug and abandonment costs.

(3) Represents Class A costs incurred (recouped) in the applicable periods that remained outstanding as of the end of such period.

(4) Represents the net amount withdrawn from the Trust administrative expense reserve during the respective period.

     Gross proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
Natural Gas
  Revenues (in millions)...................................  $  2.5   $  3.7   $  4.9
  Sales volumes (in billion cubic feet)....................      .7      2.3      2.1
  Average realization (per thousand cubic feet)............  $ 3.26   $ 1.65   $ 2.28
Oil
  Revenues (in millions)...................................  $  8.6   $  2.3   $  6.3
  Sales volumes (in thousands of barrels)..................   287.0    166.0    449.0
  Average realization (per barrel).........................  $30.00   $13.82   $14.13

     There was a decrease in gas volumes and revenues during 2000 as compared to 1999 primarily as a result of the Working Interest Owner assigning its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator during 1999.

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

     Oil volume and revenue increased significantly during 2000 as compared to 1999 as a result of the workovers performed during 2000 and because of the increase in oil prices.

     Oil volume for 1999 decreased by 63% from 1998. This decrease in oil volume coupled with a slight decrease in average oil prices resulted in a 63% decrease in oil revenues for 1999. The decrease in oil volume was a direct result of mechanical problems and well performance occurring during the last quarter of 1998 at West Cameron Block 498 extending into the first quarter of 1999. The operator began a workover program during the second quarter of 1999 and production increased during the fourth quarter of 1999. Production rates at West Cameron Block 498 field fluctuated during 1998 as production rates from individual wells fluctuated. During the second, third, and fourth quarters of 1999, the operator performed workovers on individual wells that offset the field decline and in some months increased production. Some of those workovers were designed to increase recoveries from existing producing intervals and others were designed to recover oil and gas from different intervals that were expected to be productive.

     Costs consist of the following (in millions):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000   1999    1998
                                                              ----   -----   -----
Lease operating expenses....................................  $1.6   $ 3.3   $ 3.7
Exploration and development costs...........................   4.2     1.4    14.2
Interest....................................................   2.1     2.3     2.0
Abandonment costs withheld and other........................    .2    (4.6)    0.4
                                                              ----   -----   -----
                                                              $8.1   $ 2.4   $20.3
                                                              ====   =====   =====

     Lease operating expenses for the 2000 periods decreased over the 1999 period because the Working Interest Owner assigned its interest in West Cameron Block 215, Vermilion Block 58 and Breton Sound Block 55 to the operator, thereby reducing expenses. The Working Interest Owner believed the costs charged for High Island 552 to be excessive and conducted an audit of High Island Block 552 in the fourth quarter of 1999. This audit resulted in a credit issued by the operator of $1.5 million net to the Working Interest Owner. This credit was issued during the first quarter of 2000 and is offset by amounts owed the operator of approximately $544,000. In addition, the Working Interest Owner is entitled to operating and processing fees attributable to production from offsetting blocks being processed on the High Island A552 platform. The Working Interest Owner began suspending payments of operating expenses to the operator in early 1999.

     Lease operating expenses for 1999 increased from 1998 primarily because of the increasing production costs associated with West Cameron Block 498, as well as, $.02 million being recorded during the third quarter to settle a disputed liability at Vermilion Block 310 offset by a $.4 million insurance adjustment credit. Exploration and development costs for both 1998 and 1997 reflects the drilling and development activity at West Cameron Block 498. Lease operating expenses were lower in 1997 as a result of declining production. Exploration and development costs primarily consist of costs incurred to explore and develop West Cameron Blocks 498 and 215 in 1997. Abandonment costs were accrued each year based on the estimate of costs required to abandon the Trust's properties -- see Note 8. During 1999, a credit of $4.6 million for accrued abandonment cost is included in total costs as the result of reversing previously accrued abandonment cost associated with the assigned properties.

     In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 2000 the Working Interest Owner did not deliver the minimum volume under the agreement; therefore, in February 2001, the pipeline company billed the Working Interest Owner approximately $502,000 for the 2000 deficiency. Deficiency payments of approximately $724,000 for 1999 and $687,000 for 1998 were paid by the Working Interest Owner and are included in the Cost Carry-Forward of $19.8 million at December 31, 2001. However, should production exceed the 2000 minimum the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.

     Exploration and development costs for 2000 relate primarily to the workovers and facility modifications made during 2000 at West Cameron Block 498. Development costs for 1999 also related to the development of West Cameron Block 498.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and received for liabilities, are required to be distributed to the Unit holders in accordance with provisions of the Trust Indenture. The cost carry-forward, with interest at the prime rate, must be recouped from future Gross Proceeds before any distributions may be made to Unit holders.

     At December 31, 2000, West Cameron Block 498 had 13 producing development wells, this compares to 10 development wells producing at December 31, 1999. The average daily production relating to revenue received by the Trust from this field during 2000 was approximately 785.8 barrels of oil and 2.1 mmcf of gas. The average daily production relating to revenue received by the Trust from this field during 1999 was approximately 595.6 barrels of oil and 1.3 Mmcf of gas. The average gross daily production figures may vary throughout the life of the field. These variations may be attributable to a number of factors, including the number of wells on production at a given point in time, natural depletion of wells, production techniques, and adjustments to flow rates in order to optimally produce the related reserves. At year end 2000, the field was producing approximately 4.2 mmcf per day and 955.51 barrels per day net to the Working Interest Owner. The Working Interest Owner owns a 23.1 percent working interest and a 19.2 net revenue interest prior to taking into account the Trust's Royalty interest.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     There are no exploration and development costs budgeted by the Working Interest Owner for 2001.

     Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (see Note 8). On May 19, 1999 the Working Interest Owner assigned its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. As a result of this transaction the Working Interest Owner reversed the plug and abandonment accrual associated with the assigned properties, which reduced the Cost Carry-Forward by $3,989,615, net to the Trust. On August 30, 1999 the Working Interest Owner assigned its ownership interest in Vermilion Blocks 21/22 and paid $297,500 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective April 1, 1999. As of December 31, 2000, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

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

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 6 -- Establishment of an Expense Reserve), of which $0.6 million remained at December 31, 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Royalty proceeds......................................  $        --   $        --   $        --
Trust administrative expenses.........................     (322,575)     (559,996)     (371,133)
Interest income.......................................       41,414        50,013        72,154
Reserve for future Trust expenses.....................      281,161       509,983       298,979
                                                        -----------   -----------   -----------
Distributable cash....................................  $        --   $        --   $        --
                                                        ===========   ===========   ===========
Distributable cash per Unit...........................  $        --   $        --   $        --
                                                        ===========   ===========   ===========
Units outstanding.....................................   14,975,390    14,975,390    14,975,390
                                                        ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                          ASSETS

Cash........................................................  $     615,459   $     896,620
Net overriding royalty interest in oil and gas properties...    189,875,741     189,875,741
Less, accumulated amortization of net overriding royalty
  interest..................................................   (189,875,741)   (189,875,741)
                                                              -------------   -------------
Total assets................................................  $     615,459   $     896,620
                                                              =============   =============

LIABILITIES AND TRUST CORPUS

Reserve for future Trust expenses...........................  $     615,459   $     896,620
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized, issued and outstanding).......................             --              --
                                                              -------------   -------------
Total liabilities and trust corpus..........................  $     615,459   $     896,620
                                                              =============   =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Trust corpus, beginning of year.............................  $     --   $     --   $     --
Royalty proceeds and interest earned, net of trust
  administrative expenses and reserve for future Trust
  expenses..................................................        --         --         --
Distributions payable to Unit holders.......................        --         --         --
                                                              --------   --------   --------
Trust corpus, end of year...................................  $          $          $     --
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

1. BACKGROUND AND STATUS

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created effective September 30, 1983. On that date, Freeport-McMoRan Inc. (FTX) transferred to a Partnership (the Partnership) a net overriding royalty interest in certain offshore oil and gas properties equal to 90 percent of the Net Proceeds (as defined in the Conveyance referred to below) from FTX's working interests in such properties and conveyed a 99.9 percent general partnership interest in the Partnership to the Trust. Such net overriding royalty interest is referred to herein as the "Royalty." The Overriding Royalty Conveyance which created the Royalty is referred to herein as the "Conveyance." IMC Global Inc. ("IMC") succeeded to FTX effective December 22, 1997, following the merger of FTX into IMC. Accordingly, IMC is now the Working Interest Owner and owns the oil and gas interests burdened by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis (Net Proceeds). The Trust is passive, with The Chase Manhattan Bank as Trustee. The Trustee has only such powers as are necessary for the collection and distribution of revenues attributable to the Royalty, the payment of Trust liabilities and the protection of Trust assets.

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. The Trust Indenture also provides that if the amount of cash per year for five successive years is less than $3 million, the Trustee will sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

     The Trust's cash receipts last reached $3 million during 1995 and there have been no cash receipts since 1995. Therefore, the Trust indenture provides the Trustee must sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty. The Trustee is currently investigating alternatives to fulfill its responsibilities in that regard.

     Ryder Scott Company Petroleum Engineers conducted an independent review of the oil and gas interest burdened by the Royalty and prepared estimates, as of December 31, 2000, of the discounted present value of future net revenues from proved reserves attributable to the Royalty. The report of Ryder Scott is set forth elsewhere in this report. The estimates were prepared in accordance with SEC regulations, which among other things require that estimated net revenues be based on prices and costs as of December 31, 2000. Ryder Scott estimated that the net present value (discounted at 10%) of proved reserves attributable to the Royalty was $15.5 million and that the undiscounted estimated future net revenues from proved reserves were $18.4 million as of December 31, 2000. However, the estimates do not take into account many additional factors that impact the value of the Royalty, including the following:

        - Pursuant to the Conveyance, the Working Interest Owner is entitled to recoup certain costs before any payments are made with respect to the Royalty. When these costs cannot be paid out of current revenue, they are accrued and carried forward. As of December 31, 2000, the accumulated cost carry-forward was approximately $19.8 million. The estimated discounted present value of $15.5 million and the undiscounted estimated net revenues of $18.4 million in the Ryder Scott report do not take into account the cost carry-forward.

        - The Ryder Scott estimates took into account only those reserves that were classified as proved reserve as of December 31, 2000, and only the estimated costs of developing and producing those proved reserves. Thus, the estimates did not take into account costs that may be incurred to

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST discover, develop or produce reserves not classified as proved as of December 31, 2000, nor did they take into account future revenues, if any, from such reserves.

        - The weighted average prices used in the Ryder Scott report were $23.52 per Bbl of oil and $5.85 per Mcf of gas. Oil and natural gas prices have declined substantially since December 31, 2000.

        - Proceeds from gas produced but sold by other parties pursuant to gas balancing arrangements are not included in estimated future proceeds (see Note 4). As of December 31, 2000, the quantity of gas sold by third parties under the gas balancing arrangements was approximately .2 Bcf. Proceeds related to the underproduction position could result in additional proceeds to the Trust or reduce the cost-carryforward in future periods, however, the amount and timing of such proceeds are uncertain. In addition, other factors, including the credit worthiness of the counterparties should be considered in determining the probability and amount of future proceeds. The Ryder Scott estimates did not include proceeds that maybe received with respect to the gas balance arrangements.

        - The Working Interest Owner has brought suit against a prior gas purchaser, seeking reimbursement of excess royalty of a portion of amounts paid to the Minerals Management Service (see Note 5). A successful outcome for the Working Interest Owner could result in additional proceeds to the Trust or reduce the cost-carryforward. However, the suit is in the early stages, and no trial date has been set. The amount of any recovery is presently indeterminable. The Ryder Scott estimates did not include proceeds, if any, from this lawsuit.

        - The reserve for future abandonment costs for the Trust's properties totals $4.2 million. This amount is included in the cost carryforward of $19,755,720, as of December 31, 2000 (see Note 8). Such costs are by their nature imprecise and can be expected to be revised over time due to changes in general and specific cost levels, government regulation, operations or technology. The Ryder Scott estimates did not take into account any changes in such costs.

        - In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company which included an annual minimum delivery volume (see Note 9). Since the agreement's inception, the Trust has been assessed a deficiency payment ranging from $.5 million to $.7 million on an annual basis. There are no assurances that the annual minimum delivery volume will be met in the future.

     Accordingly the estimated discounted net present value of future net revenues should not be construed as the current market value of the estimated oil and gas reserves, since a market value determination would include these and other additional factors. The Ryder Scott report is included elsewhere in this report and includes additional information regarding the estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The initial carrying amount of the Royalty represented the Working Interest Owner's net book value applicable to the interest in the properties conveyed to the Trust on the date of creation of the Trust. Amortization of the Royalty has been charged directly against trust corpus using the future net revenue method. This method provides for calculating amortization by dividing the unamortized portion of the Royalty

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST by estimated future net revenues from proved reserves and applying the resulting rate to the Trust's share of royalty proceeds.

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows (as set forth in Note
10). Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty was $0 at December 31, 2000 and 1999.

     Because the Trust is a grantor trust which is not a taxable entity, no income taxes are reported in the Trust's financial statements. The tax consequences of owning Units are included in the federal, state and local income tax returns of the individual Unit holders.

3. COST CARRYFORWARD

     As a result of the capital costs incurred in recent years, a cumulative excess cost carry-forward of $19.8 million existed as of December 31, 2000. The cost carry-forward was $22.4 million at December 31, 1999. The cost carry-forward is subject to and includes an interest amount at the prime rate, which totaled $6.8 million net to the Trust at December 31, 2000. This excess cost carry-forward must be recouped by the Working Interest Owner out of future Gross Proceeds before distributions to the Unit holders can be resumed. See Note 1.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of December 31, 2000, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately .2 billion cubic feet (bcf), net to the Trust. Gross Proceeds may be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain. In addition, other factors, including the credit worthiness of the counterparties should be considered in determining the probability and the amount of future proceeds.

     On May 19, 1999 the Working Interest Owner assigned its ownership interest, to include gas imbalances, in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. As a result of this transaction, the Working Interest Owner received approximately $1.5 million, net to the Trust, from the operator in settlement for the gas imbalances. On August 30, 1999 the Working Interest Owner assigned its ownership interest, to include gas imbalances in Vermilion Blocks 21/22 and paid $.3 million to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective April 1, 1999.

5. GAS CONTRACT SETTLEMENT

     The Working Interest Owner has brought suit against a prior gas purchaser, seeking reimbursement as excess royalty of a portion of amounts paid to the Minerals Management Service (MMS) by the Working Interest Owner to settle claims made by the MMS for additional royalty resulting from the Working Interest

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

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

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which $.6 million remained as of December 31, 2000. Because the Trust had no cash receipts in 1999, $.3 million was withdrawn from the expense reserve during 2000 to pay Trust administrative expenses.

     The funding for this reserve is deposited with Chase Bank of Texas and invested in Chase Bank of Texas collateralized certificates of deposit. The average interest rate earned on these funds was 5.5 percent for 2000, 4.4 percent for 1999, and 4.5 percent for 1998.

7. FEDERAL INCOME TAX MATTERS

     The Trustee reports on the basis that the Trust is a grantor trust. As a grantor trust, the Trust will incur no federal income tax liability. In addition, it will incur little or no federal income tax liability if it is held to be a non-grantor trust. If the Trust was held to be taxable as a corporation, it would have to pay tax on its net taxable income at the corporate rate.

8. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. As of December 31, 2000, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders.

     On May 19, 1999 the Working Interest Owner assigned its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. On August 30, 1999 the Working Interest Owner assigned its ownership interest in Vermilion Blocks 21/22 and paid $.3 million to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective April 1, 1999. The completion of these assignments resulted in a reduction of estimated future abandonment costs totaling approximately $4.2 million, net to the Trust.

     Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash after consideration of the Cost Carry-Forward.

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

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

During 2000, 1999 and 1998, the Working Interest Owner did not deliver the minimum volume under the agreement, therefore, the pipeline company billed the Working Interest Owner for the deficiencies. In 2001 the pipeline company billed the Working Interest Owner approximately $.5 million for the 2000 deficiency. This amount is not included in the Cost Carry-Forward of $19.8 million at December 31, 2000. Deficiency payments of approximately $.7 million for 1999 and 1998, respectively, were paid by the Working Interest Owner and are included in the Cost Carry-Forward of $19.8 million at December 31, 2000.

10. SUPPLEMENTARY PROVED OIL AND GAS RESERVE INFORMATION (UNAUDITED)

     Pursuant to the Financial Accounting Standards Board's (FASB) and SEC's disclosure standards for oil and gas producing activities, the Trust is required to include as supplementary information, estimates of quantities of proved oil and gas reserves attributable to the Trust. Since the Royalty is a net profits interest, the Partnership does not own and is not entitled to receive any specific volume of reserves. Reserves attributable to the Partnership have been estimated based on projections of reserves and future net cash flows attributable to the combined interests of the Working Interest Owner and the Partnership, and a formula based upon estimates of future net cash flows. As a result of estimating reserve volumes by using a formula based upon estimates of future net cash flows, such reserves are affected by changes in various economic factors including prices, costs and the level and timing of capital expenditures on the properties. Therefore, the reserve volume estimates set forth below are hypothetical and are not comparable to estimates of reserves attributable to a working interest.

     The reserve volume and cash flow amounts set forth below are for the interest in the Royalty attributable to the Trust, based on the Trust's 99.9 percent interest in the Partnership. Estimates of proved oil and gas reserves attributable to the Trust's interest are based on reports of Ryder Scott Company L.P. (Ryder Scott). In preparing its estimates, Ryder Scott did not take into account (a) revenues received after November 30 attributable to production during the fourth quarter of the respective year, (b) as of December 31, 2000, 1999 and 1998, approximately .2 bcf, .2 bcf, and 1.4 bcf sold by other parties pursuant to certain gas balancing arrangements and (c) an excess Cost Carry-Forward of $19.8 million, $22.4 million and $25.6 million at December 31, 2000, 1999 and 1998, respectively. For purposes of the reserve volume and cash flow amounts set forth below, the Trustee adjusted the estimates of Ryder Scott to take into account the foregoing factors, based on calculations supplied by the Working Interest Owner. In accordance with the requirements of the FASB, the reserve disclosures below were calculated using year-end oil and gas prices being received and current operating and abandonment cost levels.

     As discussed in Note 8, based on escalated estimates of costs to abandon the properties burdened by the Royalty, estimated remaining future abandonment costs approximately equal amounts previously withheld from distributions to Unit holders. For purposes of the reserve volume and cash flow amount set forth below, Ryder Scott has not considered the escalated estimates of these costs, nor has there been any adjustment to Ryder Scott's estimates, as the Trust is required to present the supplementary information assuming no escalation in costs.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

     Proved Oil and Gas Reserves. The following table sets forth estimates of the interest attributable to the Trust in proved oil and gas reserves and changes in such estimates. Oil, including crude oil, condensate and natural gas liquids, is stated in thousands of barrels; gas is stated in millions of cubic feet.

                                                             2000        1999        1998
                                                           ---------   ---------   ---------
                                                           OIL   GAS   OIL   GAS   OIL   GAS
                                                           ---   ---   ---   ---   ---   ---
Proved reserves, beginning of year.......................  --    --    --    --    --    --
  Changes in prices and other Revisions to Previous
     estimates, including impact of Cost
     Carry-Forward(1)....................................  --    --    --    --    --    --
  Extensions and discoveries.............................  --    --    --    --    --    --
  Production.............................................  --    --    --    --    --    --
Proved reserves, end of year.............................  --    --    --    --    --    --
                                                           ==    ==    ==    ==    ==    ==

- ---------------

(1) Estimates of proved reserves are subject to possible change, either upward or downward, as additional information becomes available. Because the Royalty is a net profits interest and reserve quantities are estimated pursuant to a formula based in part on the estimated future net cash flows, factors other than changes in estimates of gross quantities of reserves (such as changes in prices and costs) can result in changes in estimates of reserve quantities attributable to the Trust. Proved oil and gas reserves at December 31, 2000 and 1999, based on year-end prices, would provide estimated future net revenues in an amount less than the Cost Carry-Forward. Accordingly, there were no proved reserves as of December 31, 2000, 1999 and 1998 attributable to the Trust.

     Standardized Measure of Discounted Future Net Cash Flows from Proved Oil and Gas Reserves. The supplementary information presented below reflects estimates of discounted future net cash flows from proved oil and gas reserves and changes in such estimates prepared in accordance with requirements prescribed by the FASB.

     Future cash flows are determined by multiplying the estimated future net cash flows attributable to the combined interests of the Partnership and the Working Interest Owner by a factor of 90 percent (the Partnership's Royalty). The resulting amount is then multiplied by a factor of 99.9 percent reflecting the Trust's interest in the Partnership. Future net cash flows also include an estimate of the proceeds to be received from underdelivered gas (see Note 4 above) and give consideration to the cost carry-forward at December 31, 2000 (see Note 1 above).

     It is emphasized that this supplementary information represents estimates which may be imprecise, and extreme caution should accompany its use and interpretation. The estimates were based on various assumptions, many of which are subject to uncertainties, and therefore, the estimates should not be considered to be a prediction of actual amounts to be paid to the Trustee. Additionally, as required under FASB's and SEC's standards, the supplementary information excludes consideration of anticipated future oil and gas prices and costs, does not consider discount rates other than 10 percent and does not consider additional potentially recoverable oil and gas reserves not currently classified as proved. Such factors should be considered in estimating the cash flows which ultimately could be derived from production of the related oil and gas reserves or sale of the reserves in-place.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS
RESERVES:

                                                                 DECEMBER 31,
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
Future cash flows...........................................  $ --   $ --   $ --
Discount for estimated timing of cash flows (10 percent
  discount rate)............................................   (--)   (--)   (--)
                                                              ----   ----   ----
Standardized measure of discounted future net cash flows
  from proved oil and gas reserves..........................  $ --   $ --   $ --
                                                              ====   ====   ====

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED OIL AND GAS RESERVES:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
Discounted future net cash flows, beginning of year.........  $--    $--    $--
  Royalty proceeds..........................................   --     --     --
  Changes in prices and other revisions to previous
     estimates, including impact of Class A cost
     carry-forward..........................................   --     --     --
  Extensions and discoveries................................   --     --     --
  Accretion of discount.....................................   --     --     --
                                                              ---    ---    ---
Discounted future net cash flows, end of year...............  $      $      $--
                                                              ===    ===    ===

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas, National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 2000 and 1999, and the related statements of royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in Note 2, these financial statements were prepared on the cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of December 31, 2000 and 1999, and the royalty proceeds and distributable cash, and changes in trust corpus for each of the three years in the period ended December 31, 2000, on the cash basis of accounting described in Note 2.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 30, 2001

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

- ---------------

 * Incorporated by reference to Exhibits of like designation to the registrant's Annual Report on Form 10-K for the period ended December 31, 1983.

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed during 2000.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FREEPORT-McMoRan OIL AND GAS
                                            ROYALTY TRUST

                                            By: THE CHASE MANHATTAN BANK,
                                              Trustee

                                            By:       /s/ MIKE ULRICH
                                              ----------------------------------
                                                         Mike Ulrich
                                               Senior Vice President and Trust
                                                            Officer

March 30, 2001

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

- ---------------

 * Incorporated by reference to Exhibits of like designation to the registrant's Annual Report on Form 10-K for the period ended December 31, 1983.