Form 10-Q
period 2001-03-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2001-05-15
CIK 727094

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

For the quarterly period ended March 31, 2001.

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............. to ...............

Commission file number 1-8581

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                         TEXAS                                                72-6108468
     (State or other jurisdiction of incorporation                         (I.R.S. Employer
                    or organization)                                      Identification No.)

           THE CHASE MANHATTAN BANK, TRUSTEE                                     78701
                       700 LAVACA                                             (Zip Code)
                     AUSTIN, TEXAS
        (Address of principal executive offices)

       Registrant's telephone number, including area code: (512) 479-2562

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

                                      --2--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
Royalty proceeds............................................  $        --    $        --
Trust Administrative expenses...............................     (106,800)       (74,614)
Interest Income.............................................        7,262         10,611
Reserve for future Trust expenses...........................       99,538         64,003
                                                              -----------    -----------
Distributable Cash..........................................  $        --    $        --
                                                              ===========    ===========
Distributable Cash per Unit.................................  $        --    $        --
                                                              ===========    ===========
Units Outstanding...........................................   14,975,390     14,975,390
                                                              ===========    ===========

              STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

                                                                MARCH 31,      DECEMBER 31,
                                                                  2001             2000
                           ASSETS                             -------------    -------------
                                                               (UNAUDITED)
Cash and short-term investments.............................  $     515,921    $     615,459
Net overriding royalty interest in oil and gas properties...    189,875,741      189,875,741
Less, accumulated amortization of net overriding royalty
  interest..................................................   (189,875,741)    (189,875,741)
                                                              -------------    -------------
          Total assets......................................  $     515,921    $     615,459
                                                              =============    =============

                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................  $     515,921    $     615,459
Trust corpus (14,975,390) Units of Beneficial Interest
  authorized issued and outstanding)........................             --               --
                                                              -------------    -------------
          Total liabilities and trust corpus................  $     515,921    $     615,459
                                                              =============    =============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Trust Corpus, beginning of year.............................  $     --    $     --
Royalty proceeds and interest income, net of trust
  administrative expenses and reserve for future Trust
  expenses..................................................        --          --
Distributions payable to Unit holders.......................        --          --
Amortization of net overriding royalty interest.............        --          --
                                                              --------    --------
Trust Corpus, end of period.................................  $     --    $     --
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                                      --3--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS
1. BACKGROUND AND STATUS

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created effective September 30, 1983. On that date, Freeport-McMoRan Inc. (FTX) transferred to a Partnership (the Partnership) a net overriding royalty interest in certain offshore oil and gas properties equal to 90 percent of the Net Proceeds (as defined in the Conveyance referred to below) from FTX's working interests in such properties and conveyed a 99.9 percent general partnership interest in the Partnership to the Trust. Such net overriding royalty interest is referred to herein as the "Royalty." The Overriding Royalty Conveyance which created the Royalty is referred to herein as the "Conveyance." IMC Global Inc. ("IMC") succeeded to FTX effective December 22, 1997, following the merger of FTX into IMC. Accordingly, IMC is now the Working Interest Owner and owns the oil and gas interests burdened by the Royalty. The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis (Net Proceeds). The Trust is passive, with Chase Manhattan Bank as Trustee. The Trustee has only such powers as are necessary for the collection and distribution of revenues attributable to the Royalty, the payment of Trust liabilities and the protection of Trust assets.

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

     Ryder Scott Company Petroleum Engineers conducted an independent review of the oil and gas interest burdened by the Royalty and prepared estimates, as of December 31, 2000, of the discounted present value of future net revenues from proved reserves attributable to the Royalty. The estimates were prepared in accordance with SEC regulations, which among other things require that estimated net revenues be based on prices and costs as of December 31, 2000. Ryder Scott estimated that the net present value (discounted at 10%) of proved reserves attributable to the Royalty was $15.5 million and that the undiscounted estimated future net revenues from proved reserves were $18.4 million as of December 31, 2000. However, the estimates do not take into account many additional factors that impact the value of the Royalty, including the following:

        - Pursuant to the Conveyance, the Working Interest Owner is entitled to recoup certain costs before any payments are made with respect to the Royalty. When these costs cannot be paid out of
                                      --4--
current revenue, they are accrued and carried forward. As of March 31, 2000, the accumulated cost carry-forward was approximately $17.3 million. The estimated discounted present value and undiscounted future net revenues prepared by Ryder Scott did not take into account the cost carry-forward as of December 31, 2000.

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

        - Proceeds from gas produced but sold by other parties pursuant to gas balancing arrangements are not included in estimated future proceeds (see Note 4). As of March 31, 2001 and December 31, 2000, the quantity of gas sold by third parties under the gas balancing arrangements was approximately .2 Bcf. Proceeds related to the underproduction position could result in additional proceeds to the Trust or reduce the cost-carryforward in future periods, however, the amount and timing of such proceeds are uncertain. In addition, other factors, including the credit worthiness of the counterparties should be considered in determining the probability and amount of future proceeds. The Ryder Scott estimates did not include proceeds that may be received with respect to the gas balance arrangements.

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

        - The reserve for future abandonment costs for the Trust's properties totals $4.2 million as of March 31, 2001 and December 31, 2000. This amount is included in the cost carryforward of $17.3 million, as of March 31, 2001 (see Note 8). Such costs are by their nature imprecise and can be expected to be revised over time due to changes in general and specific cost levels, government regulation, operations or technology. The Ryder Scott estimates did not take into account any changes in such costs.

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

                                      --5--

     Accordingly the estimated discounted net present value of future net revenues should not be construed as the current market value of the estimated oil and gas reserves, since a market value determination would include these and other additional factors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Trust's financial statements, which reflect the Trust's 99.9 percent interest in the Partnership, are prepared on the cash basis of accounting for reporting revenues and expenses. Therefore, revenues and expenses are recognized only as cash is received or paid and the associated receivables, payables and accrued expenses are not reflected in the accompanying financial statements. Under accounting principles generally accepted in the United States, revenues and expenses would be recognized on an accrual basis.

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

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows. Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty is $0 at March 31, 2001 and 2000. The carrying value is not necessarily indicative of the fair market value of the Royalty held by the Trust.

3. COST CARRY-FORWARD

     As a result of the capital costs incurred in recent years, a cumulative excess Class A cost carry-forward of $17,345,399 existed as of March 31, 2001. The cost carry-forward is subject to and includes an interest amount at the prime rate, which totaled $425,771 net to the Trust during the three-month period ended March 31, 2001. This excess Class A cost carry-forward, including the interest factor, must be recouped by the Working Interest Owner out of future Gross Proceeds before distributions to the Unit holders can be resumed.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of March 31, 2001, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately .2 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the
                                      --6--

Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain. In addition, other factors, including the credit worthiness of the counter parties should be considered in determining the probability and the amount of the future proceeds.

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

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in Royalty income, at certain times since late 1993 the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which $.5 million remained as of March 31, 2001. During the first three months of 2001, $.1 million was withdrawn from the expense reserve to pay Trust administrative expenses.

     The funding for this reserve is deposited with Chase Manhattan Bank and invested in Chase Manhattan Bank collateralized certificates of deposit. The average interest rate earned on these funds for the first quarter of 2001 and 2000 was 5.08 percent and 4.87 percent, respectively.

7. FEDERAL INCOME TAX MATTERS

     The Trustee reports on the basis that the Trust is a grantor trust. As a grantor trust, the Trust will incur no federal income tax liability. In addition, it will incur little or no federal income tax liability if its is held to be a non-grantor trust. If the Trust was held to be taxable as a corporation, it would have to pay tax on its net taxable income at the corporate rate.

8. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. During the 1997 fourth quarter an updated assessment of estimated future abandonment costs was undertaken, by the Working Interest Owner taking into consideration current labor and equipment costs levels and permitted abandonment practices. This assessment resulted in a revision of estimated remaining future abandonment costs to an amount that is approximately equal to amounts previously withheld from distributions to Unitholders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operation or technology. As of March 31, 2001, the estimated remaining aggregate abandonment costs to be incurred for all

                                      --7--
of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders.

9. TRANSPORTATION AGREEMENT

     In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 2000 and 1999 the Working Interest Owner did not deliver the minimum volume under the agreement therefore, in 2001 the pipeline company billed the Working Interest Owner approximately $0.5 million for the 2000 deficiency. This amount is not included in the Class A cost carry-forward of $17.3 million, as it was paid and will be included in the Class A cost-carry forward in the second quarter of 2001. During 2000 the Working Interest Owner paid the oil pipeline company approximately $0.7 million for the 1999 deficiency. This amount is included in the Class A cost carry-forward. Based on 2001 projected production the minimum delivery volumes will not be met in 2001. However should production exceed the 2001 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior underdelivered volumes of 1.1 million barrels.

                             ---------------------

     THE INFORMATION FURNISHED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000, WHICH ARE CONTAINED IN ITS ANNUAL REPORT ON FORM 10-K FOR 2000.

                                      --8--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Bank of Texas National Association (Trustee) and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of March 31, 2001, and the related statements of royalty proceeds and distributable cash and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

     As discussed in Note 2, these financial statements were prepared on the cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

     Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the cash basis of accounting.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
May 10, 2001

                                      --9--

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

     Early in December 2000, the Trustee was approached by representatives of Roberson Oil Company and IMC Global, Inc. (IMC), the Working Interest Owner, proposing a transaction whereby a to-be-formed corporation (NewCo) would purchase the Trust assets and the working interest from IMC. Thereafter, NewCo would conduct an exchange offer whereby Unit holders would be offered the opportunity to exchange, on terms and conditions established by NewCo, their Units in the Trust for shares in NewCo. The Trustee has received a shareholder proposal that would amend the Trust Indenture to allow the transaction to proceed if the proposal receives the requisite vote of Unitholders. The Trustee prepared proxy materials for a special meeting of the Unit holders expected to be held this summer at which the Unitholders will vote on a proposal to authorize the Trustee to conduct a sale of the Trust's Royalty for nominal consideration in accordance with the plan described above. The preliminary proxy materials were filed with the Securities and Exchange Commission (SEC) on April 4, 2001. The Trustee is currently waiting on comments from the SEC staff.

     Once the definitive proxy materials are filed and a Unitholders meeting is set, if a majority of the Unit holders entitled to vote at that meeting in which a quorum is present vote to authorize the Trustee to sell the Trust's assets to NewCo the Trustee will do so. If the sale to NewCo is not approved, the Trustee will proceed to conduct an auction of the Trust properties in accordance with the existing terms of the Trust Indenture. Complete information concerning the vote will be provided to the Unit holders in the forthcoming proxy materials.

     During the first quarter, 2001, the Class A cost carry-forward decreased by $2.5 million, from $19.8 million at December 31, 2000 to $17.3 million at March 31, 2001. There were no proved reserve quantities and related discounted cash flows attributable to the Trust as of December 31, 2000. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in the Trust's Annual Report on Form 10-K. These estimates do not consider changes in prices and costs subsequent to December 31, 2000, or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the Trustee or an estimate of fair market value. The Working Interest Owner has advised the Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is substantially less than the cumulative excess Class A cost

                                      --10--
carry-forward. The information from the Working Interest Owner indicates that the Royalty may have little or no value, based on the net present value of reserves determined as a result of the independent review.

RESULTS OF OPERATIONS

     There were no cash distributions to Unit holders during the first three months of 2001 or 2000. No cash distributions have been made since 1995. During the first quarter of 2001, Gross Proceeds exceeded total costs by approximately $2.7 million, primarily because of higher oil and gas prices received. As a result, the Class A cost carry-forward decreased to $17.3 million net to the Trust as of March 31, 2001. Since mid-1995, trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
Gross Proceeds(1)...........................................   $ 4,513,079     $ 2,772,369
Total costs(2)..............................................    (1,832,264)       (740,375)
Excess Class A cost carry-forward(3)........................    (2,680,815)     (2,031,994)
                                                               -----------     -----------
Net Proceeds................................................            --              --
Percentage attributable to Royalty..........................          90.0%           90.0%
                                                               -----------     -----------
Amounts payable attributable to Royalty.....................            --              --
Percentage attributable to the Trust........................          99.9%           99.9%
                                                               -----------     -----------
Royalty Proceeds............................................            --              --
Trust administrative expenses...............................      (106,800)        (74,614)
                                                               -----------     -----------
                                                                  (106,800)        (74,614)
Interest earned.............................................         7,262          10,611
Reserve for future Trust expenses(4)........................        99,538          64,003
                                                               -----------     -----------
Distributable Cash..........................................   $        --     $        --
                                                               ===========     ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three month period ended in February of such year.

(2) Total costs represent amounts accrued by the Working Interest Owner during the three month period in February of such year. Includes interest to the Working Interest Owner of $473,552 in 2001 and $518,920 in 2000.

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

                                      --11--

     Gross proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                               FIRST QUARTER
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Natural Gas
  Revenues (in millions)....................................  $  1.6   $  0.3
  Sales volumes (in million cubic feet).....................     291      114
  Average realization (per thousand cubic feet).............  $ 5.49   $ 2.61
Oil
  Revenues (in millions)....................................  $  2.9   $  2.5
  Sales volumes (in thousands of barrels)...................      94       92
  Average realization (per barrel)..........................  $30.69   $26.89

     Oil and gas volumes for the first quarter of 2001 increased significantly as compared to the first quarter of 2000. The increases in oil and gas volumes coupled with the increases in average oil and gas prices resulted in a significant increase in oil and gas revenues for the first quarter of 2001. This is primarily due to the operator performing workovers on individual wells that offset the field decline and increased production. Some of those workovers were designed to increase recoveries from existing producing intervals and others were designed to recover oil and gas from different intervals that were expected to be productive.

     Costs consist of the following (in millions):

                                                              FIRST QUARTER
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Lease operating expenses....................................  $ .7    $(.8)
Exploration and development costs...........................    .6     1.0
Interest....................................................    .5      .5
                                                              ----    ----
                                                              $1.8    $ .7
                                                              ====    ====

     Lease operating expenses for the first quarter of 2001 increased significantly over the 2000 period because the Working Interest Owner believed the costs charged for High Island 552 to be excessive and has conducted an audit of High Island Block 552 in the fourth quarter of 1999. This audit resulted in a credit issued by the operator of $1.5 million net to the working interest owner. This credit was issued during the first quarter of 2000.

     In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1999 the Working interest Owner did not deliver the minimum volume under the agreement therefore, in February 2000, the pipeline company billed the Working Interest Owner approximately $0.7 million for the 1999 deficiency. This amount was included in the Class A cost carry-forward in 2000. During 2000 the

                                      --12--

Working Interest Owner did not deliver the minimum volume under the agreement therefore, in February 2001 the pipeline company billed the Working Interest Owner approximately $0.5 million for the 2000 deficiency. This amount was paid and will be included in the Class A cost carry-forward in the second quarter of 2001. Based on 2001 projected production the minimum delivery volumes will not be met in 2001. However, should production exceed the 2001 minimum the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.

     Exploration and development costs for the first quarter relate primarily to the payment during 2001 of invoices relating to installing additional water handling and compression equipment and workovers performed at West Cameron Block 498.

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

     There are no exploration and development costs formally budgeted for 2001, however, the operator of the West Cameron Block 498 installed additional water handling and compression equipment resulting in the working interest owner incurring $0.6 million in development cost.

     The Working Interest Owner is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several unitholders.

     As of March 31, 2001, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been withheld from distributions to Unit holders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 6 -- Establishment of an Expense Reserve), of which $0.5 million remained at March 31, 2001.

     The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of Unit holders, upon termination of the Trust and in certain other limited circumstances. However, the Trust is directed to effect such a sale (without any such vote) if the Trust's cash receipts for each of three successive years are less than $3 million. The
                                      --13--