Form 10-Q
period 2001-06-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2001-08-14
CIK 727094

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

For the quarterly period ended June 30, 2001.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -------------------------   -------------------------
                                                              2001          2000          2001          2000
                                                           -----------   -----------   -----------   -----------
Royalty proceeds.........................................  $        --   $        --   $        --   $        --
Trust administrative expenses............................     (144,350)     (100,649)     (251,150)     (175,263)
Interest income..........................................        4,068        10,773        11,330        21,384
Reserve for future Trust expenses........................      140,282        89,876       239,820       153,879
                                                           -----------   -----------   -----------   -----------
Distributable cash.......................................  $        --   $        --   $        --   $        --
                                                           ===========   ===========   ===========   ===========
Distributable cash per unit..............................  $        --   $        --   $        --   $        --
                                                           ===========   ===========   ===========   ===========
Units outstanding........................................   14,975,390    14,975,390    14,975,390    14,975,390
                                                           ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              JUNE 30, 2001   DECEMBER 31, 2000
                           ASSETS                             -------------   -----------------
                                                               (UNAUDITED)

Cash and short-term investments.............................  $     375,639     $     615,459
Net overriding royalty interest in oil and gas properties...    189,875,741       189,875,741
Less, accumulated amortization of net overriding royalty
  interest..................................................   (189,875,741)     (189,875,741)
                                                              -------------     -------------
        Total assets........................................  $     375,639     $     615,459
                                                              =============     =============

                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................  $     375,639     $     615,459
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized, issued and outstanding).......................             --                --
                                                              -------------     -------------
        Total liabilities and trust corpus..................  $     375,639     $     615,459
                                                              =============     =============

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

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unitholders representing a majority of the Units. The Trust Indenture originally stated that the Trust must also terminate if the amount of cash per year received by the Trust for each of three successive years commencing after December 31, 1990 is less than $3 million. The Trust's cash receipts were less than $3 million in 1996, 1997 and 1998. However, at a special meeting of the Unitholders held on March 12, 1999, the Unitholders approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for at least two years. This extension expired on December 31, 2000, as there were no payments in respect of the Royalty during 1999 and 2000. Therefore, the Trust Indenture provides the Trustee must sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty. The Trustee is currently investigating alternatives to fulfill its responsibility in that regard.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Trust's financial statements, which reflect the Trust's 99.9 percent interest in the Partnership are prepared on the cash basis of accounting for reporting revenues and expenses. Therefore, revenues and expenses are recognized only as cash is received or paid and the associated receivables, payables and accrued expenses are not reflected in the accompanying financial statements. Under accounting principles generally accepted in the United States, revenues and expenses would be recognized on an accrual basis.
                                      --4--

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

     The Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Trust's expense reserve is invested in certificates of deposit which mature every thirty days.

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows. Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty is $0 at June 30, 2001 and 2000. The carrying value is not necessarily indicative of the fair market value of the Royalty held by the Trust.

3. COST CARRYFORWARD

     As a result of the capital costs incurred in recent years, a cumulative excess Class A cost carryforward of $15,094,877 existed as of June 30, 2001. The cost carryforward is subject to and includes an interest amount at the prime rate, which totaled $731,562 net to the Trust during the six month period ended June 30, 2001. This excess Class A cost carryforward, including the interest factor, must be recouped by the Working Interest Owner out of future Gross Proceeds before distributions to the Unitholders can be resumed.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of June 30, 2001, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 0.2 billion cubic feet (bcf), net to the Trust. Gross Proceeds will be increased in future periods when the Working Interest Owner is compensated either through the sale of gas or through cash settlements, the amount and timing of which are uncertain. In addition, other factors including the creditworthiness of the counter parties should be considered in determining the probability and the amount of the future proceeds.

                                      --5--

5. GAS CONTRACT SETTLEMENT

     The Working Interest Owner has brought suit against a prior gas purchaser seeking reimbursement as excess royalty of a portion of amounts paid to the Minerals Management Service (MMS). This is a result of the Working Interest Owner's settlement of claims made by the MMS for additional royalty arising from the Working Interest Owner's compromise of claims against the gas purchaser. The Trust's interest in the proceeds of the gas contract settlement were included in the Trust's Gross Proceeds and the funds paid to the MMS reduced the Trust's Gross Proceeds. Discovery in this suit is proceeding and a trial date has been set for August 28, 2001. The amount of any recovery with respect to this claim is presently indeterminable. However, if the Working Interest Owner receives any amount pursuant to this litigation, a portion of it will be treated as Gross Proceeds.

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in royalty income, at certain times since late 1993 the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which approximately $.4 million remained as of June 30, 2001. During the first six months of 2001, $.2 million was withdrawn from the expense reserve to pay Trust administrative expenses.

     The funding for this reserve is deposited with Chase Manhattan Bank and invested in Chase Manhattan Bank collateralized certificates of deposit. The average interest rate earned on these funds for the second quarter of 2001 and 2000 was 3.72 percent and 5.5 percent, respectively.

     The expense reserve is established at the Trust level and is unrelated to the items, including the cost carryforward, that are taken into account by the Working Interest Owner in determining whether amounts are payable pursuant to the Royalty.

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

8. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operation or technology. As of June 30, 2001, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been taken into account in computing the cost carryforward.
                                      --6--

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

     During 2000 the Working Interest Owner did not deliver the minimum volume under the agreement. Therefore, in 2001 the pipeline company billed the Working Interest Owner approximately $0.5 million for the 2000 deficiency. This amount was taken into account in computing the Class A cost carryforward of $15.0 million at June 30, 2001. Based on 2001 projected production the minimum delivery volumes will not be met in 2001. However should production exceed the 2001 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes of 1.1 million barrels.

     THE INFORMATION HEREIN SHOULD BE READ IN CONJUNCTION WITH THE FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000, WHICH ARE CONTAINED IN ITS ANNUAL REPORT ON FORM 10-K FOR 2000.

                                      --7--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Chase Manhattan Bank (Trustee)
and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of June 30, 2001, and the related statements of royalty proceeds and distributable cash for the three-month and six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

Houston, Texas
August 6, 2001

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

     Early in December 2000, the Trustee was approached by representatives of Roberson Oil Company and IMC Global, Inc. (IMC), the Working Interest Owner, proposing a transaction whereby a to-be-formed corporation (NewCo) would purchase the Trust assets and the working interest from IMC. Thereafter, NewCo would conduct an exchange offer whereby Unitholders would be offered the opportunity to exchange, based on terms and conditions established by NewCo, their Units in the Trust for shares in NewCo. The Trustee has received a Unitholder proposal that would amend the Trust Indenture to allow the transaction to proceed if the proposal receives the requisite vote of the Unitholders. The Trustee prepared proxy materials for a special meeting of the Unitholders at which time the Unitholders will vote on a proposal to authorize the Trustee to conduct a sale of the Trust's Royalty for nominal consideration in accordance with the plan described above. The preliminary proxy materials were filed with the Securities and Exchange Commission (SEC) on April 4, 2001; revised preliminary proxy materials were filed with the SEC on July 13, 2001; the Trustee received additional SEC comments on August 2, 2001 and has filed responses to those comments. The Trustee is currently waiting on comments from the SEC staff.

     Once the definitive proxy materials are filed and a Unitholders meeting is set, if a majority of the Unitholders entitled to vote at the meeting, in which a quorum is present, vote to authorize the Trustee to sell the Trust's assets to NewCo, the Trustee will do so. If the sale to NewCo is not approved, the Trustee will proceed to conduct an auction of the Trust properties in accordance with the existing terms of the Trust Indenture. Complete information concerning the vote will be provided to the Unitholders in the forthcoming proxy materials.

     During the second quarter of 2001, the Class A cost carryforward decreased by $2.3 million, from $17.3 million at March 31, 2001, to $15.0 million at June 30, 2001. There were no proved reserve quantities and related discounted cash flows attributable to the Trust as of December 31, 2000. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in the Trust's Annual Report on Form 10-K. These estimates do not consider changes in prices and costs subsequent to December 31, 2000, or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the Trustee or an estimate of fair market value. The Working Interest Owner has advised the

                                      --9--

Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is less than the cumulative excess Class A cost carryforward. The information from the Working Interest Owner indicates that the Royalty may have little or no value, based on the net present value of reserves determined as a result of the independent review.

     As noted, there has been a reduction in the cost carryforward during 2001. The Trustee cannot predict whether the oil and gas properties will produce sufficient quantities of oil and gas in the future to eliminate the cost carryforward altogether (in which case Royalties would again be payable). The Ryder Scott report prepared at year-end 2000 indicated that the production from proved reserves would decline over time and that a substantial percentage of the remaining production from proved reserves on the oil and gas properties burdened by the Royalty would be attributable to production during 2001. It is possible (if not likely) that, as production from the working interests declines, the rate at which the cost carryforward is reduced will decline, and it is possible (if not likely) that the cost carryforward will never be eliminated, in which case there would never be payments in respect of the Royalty. In any event, the Trustee believes that, based on the information in the Ryder Scott report, the appraisal prepared early last year by Albrecht & Associates and the terms of the proposed transaction between the Working Interest Owner and TXS, it is not unreasonable to conclude that there is little or no chance that additional payments will ever be made with respect to the Royalty. Nevertheless, an auction of the Royalty would likely produce the best evidence of the Royalty's value or lack thereof, and if the Unitholders approve the proposal to be submitted at the special meeting of Unitholders discussed above, no such auction will take place.

RESULTS OF OPERATIONS

     There were no cash distributions to Unitholders during the first six months of 2001 or 2000. No cash distributions have been made since 1995. During the second quarter of 2001, Gross Proceeds exceeded total costs by approximately $2.5 million, primarily because of higher oil and gas prices received. As a result, the Class A cost carryforward decreased to $15.0 million net to the Trust as of June 30, 2001. Since mid-1995, the

                                      --10--
trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30                     JUNE 30
                                           -------------------------   -------------------------
                                              2001          2000          2001          2000
                                           -----------   -----------   -----------   -----------
Gross Proceeds(1)........................  $ 3,860,072   $ 2,721,953   $ 8,373,151   $ 5,494,322
Total Costs(2)...........................   (1,356,987)   (2,168,730)   (3,189,251)   (2,909,105)
Excess Class A cost carryforward(3)......   (2,503,085)     (553,223)   (5,183,900)   (2,585,217)
                                           -----------   -----------   -----------   -----------
Net Proceeds.............................           --            --            --            --
Percentage attributable to Royalty.......         90.0%         90.0%         90.0%         90.0%
                                           -----------   -----------   -----------   -----------
Amount payable attributable to Royalty...           --            --            --            --
Percentage attributable to Trust.........         99.9%         99.9%         99.9%         99.9%
                                           -----------   -----------   -----------   -----------
Royalty Proceeds.........................           --            --            --            --
Trust administrative expenses............     (144,350)     (100,649)     (251,150)     (175,263)
                                           -----------   -----------   -----------   -----------
                                              (144,350)     (100,649)     (251,150)     (175,263)
Interest income..........................        4,068        10,773        11,330        21,384
Reserve for future Trust expenses(4).....      140,282        89,876       239,820       153,879
                                           -----------   -----------   -----------   -----------
Distributable cash.......................  $        --   $        --   $        --   $        --
                                           ===========   ===========   ===========   ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three and six month periods ended in May of such year.

(2) Represents amounts accrued by the Working Interest Owner during the three and six month periods ended in May of such year. Includes accrued interest of $340,108 and $813,661 for the three and six months during 2001 and $512,449 and $1,031,370 for the three and six months during 2000.

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

                                      --11--

     Gross Proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                              THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                                JUNE 30,          JUNE 30,
                                                             ---------------   ---------------
                                                              2001     2000     2001     2000
                                                             ------   ------   ------   ------
Natural Gas
  Revenues (in millions)...................................  $  1.9   $  0.8   $  3.5   $  1.1
  Sales volumes (in million cubic feet)....................     246      284      537      339
  Average realization (per thousand cubic feet)............  $ 7.78   $ 2.68   $ 6.54   $ 2.66
Oil
  Revenue (in millions)....................................  $  1.9   $  1.9   $  4.9   $  4.4
  Sales volumes (in thousands of barrels)..................    67.5     65.4    162.5    157.4
  Average realization (per barrel).........................  $28.76   $29.68   $29.89   $28.18

     Gas revenue increased significantly for the second quarter and first half of 2001 due to a sharp increase in gas prices. Volume increases achieved in the first quarter of 2001 due to previous well workovers have leveled out and are falling due to normal reserve decline. Oil revenues held fairly constant both in price and volume. Costs consist of the following (in millions):

                                                              THREE MONTHS    SIX MONTHS
                                                                  ENDED          ENDED
                                                                JUNE 30,       JUNE 30,
                                                              -------------   -----------
                                                              2001    2000    2001   2000
                                                              -----   -----   ----   ----
Lease operating expenses....................................  $0.8    $1.3    $1.5   $0.5
Exploration and development costs...........................   0.3     0.3     0.9    1.3
Interest, abandonment costs withheld and other..............   0.3     0.6     0.8    1.1
                                                              ----    ----    ----   ----
                                                              $1.4    $2.2    $3.2   $2.9
                                                              ====    ====    ====   ====

     Costs for the second quarter were down for 2001. Total costs for the first six months were constant compared to the same time last year. Capital expenditures fell due to fewer workover operations while lease operating expenses for the first half 2001 increased due to maintenance needs.

     In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 2000 the Working Interest Owner did not deliver the minimum volume under the agreement. Therefore, in February 2001, the pipeline company billed the Working Interest Owner approximately $0.5 million for the 2000 deficiency. This amount was paid and taken into account in computing the Class A cost carryforward in the second quarter of 2001. Based on current production projected the minimum delivery

                                      --12--
volumes will not be met in 2001. However, should production exceed the 2001 minimum the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unitholders in accordance with provisions of the Trust Indenture. The Class A cost carryforward, with interest at the prime rate, must be recouped from future Gross Proceeds before any distribution may be made to Unitholders.

     Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

     There are no exploration and development costs formally budgeted for 2001. However, in the first quarter of 2001 the Operator of the West Cameron Block 498 installed additional water handling and compression equipment resulting in the working interest owner incurring $0.9 million in development cost for the year.

     The Working Interest Owner is reviewing all options relating to its ownership interest in the remaining properties, including discussions with several unitholders.

     As of June 30, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been taken into account in computing the cost carryforward. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, governmental regulations, operations or technology. Any further adjustments to estimated abandonment costs or variances to actual cost will reduce or increase future distributable cash accordingly.

     At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 6 -- Establishment of an Expense Reserve), of which $0.4 million remained at June 30, 2001.

     The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of Unitholders, upon termination of the Trust and in certain other limited circumstances. However, the Trust Indenture also stated that if the amount of cash per year received by the Trust for each of three successive years, commencing after December 31, 1990, is less than $3 million, the Trustee will sell (without any such vote) the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

     The Trust's cash receipts were less than $3 million in 1996, 1997 and 1998. However, at a special meeting of the Unitholders held on March 12, 1999, the Unitholders approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for at least two years. This extension expired on December 31, 2000. Therefore, the Trust Indenture provides the Trustee must sell the Trust's interest in the Partnership or

                                      --13--
cause the Partnership to sell the Royalty. The Trustee is currently investigating alternatives to fulfill its responsibilities in that regard.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Not applicable

     (b) Reports on Form 8-K:
         No Reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2001

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

                                            FREEPORT-McMoRan OIL AND GAS
                                            ROYALTY TRUST

                                            By: The Chase Manhattan Bank,
                                                Trustee

                                            By:
                                              ----------------------------------

                                      --15--