Form 10-K405/A
period 2000-12-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2001-08-30
CIK 727094

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

         The aggregate market value of the 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust held by non-affiliates of the registrant on March 27, 2001 was approximately $1,347,785.10 based on the closing price of the Units of $.0.09.

         As of March 27, 2001, 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.


================================================================================

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----

                                                       PART I

   ITEM 1.       Business.........................................................................................2
                 Background.......................................................................................2
                 Description Of The Trust.........................................................................4
                 Description Of The Units.........................................................................7
                 The Royalty Properties And The Royalty...........................................................9
                 Federal Income Tax Considerations...............................................................28
   ITEM 2.       Properties......................................................................................30
   ITEM 3.       Legal Proceedings...............................................................................30
   ITEM 4.       Submission of Matters to a Vote of Unit Holders.................................................30

                                                       PART II

   ITEM 5.       Market for the Registrant's Units and Related Unit Holder Matters...............................30
   ITEM 6.       Selected Financial Data.........................................................................31
   ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results
                 of Operations...................................................................................31
   ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk......................................35
   ITEM 8.       Financial Statements and Supplementary Data.....................................................36
                 Statements of Royalty Proceeds and Distributable Cash: For the Years ended
                      December 31, 2000, 1999, and 1998..........................................................36
                 Statements of Assets, Liabilities and Trust Corpus: As of December 31, 2000
                      and 1999...................................................................................36
                 Statements of Changes in Trust Corpus:  For the Years ended December 31, 2000,
                      1999, and 1998.............................................................................36
                 Notes To Financial Statements...................................................................37
                 Report Of Independent Public Accountants........................................................42
   ITEM 9.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure............................................................................43

                                                      PART III

   ITEM 10.      Directors and Executive Officers of the Registrant..............................................43
   ITEM 11.      Executive Compensation..........................................................................43
   ITEM 12.      Security Ownership of Certain Beneficial Owners and Management..................................43
   ITEM 13.      Certain Relationships and Related Transactions..................................................43

                                                       PART IV

   ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................43
   Signature     ................................................................................................45

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


         The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. The Trust Indenture originally stated that the Trust must also terminate if the amount of cash per year received by the Trust for each of three successive years commencing after December 31, 1990 is less than $3 million. The Trust's cash receipts were less than $3 million in 1996, 1997 and 1998. However, at a special meeting of the Unit holders held on March 12, 1999, the Unit holders approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for at least two years. This extension expired on December 31, 2000, as there were no payments in respect of the Royalty during 1999 and 2000. Therefore, the Trust Indenture provides the Trustee must sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty. Pursuant to a shareholder proposal, the Trustee is working on proxy materials and anticipates filing definitive proxy materials with a plan for distribution of the Trust's assets.

         Early in December 2000, the Trustee was approached by representatives of Roberson Oil Company and IMC Global, Inc. (IMC), the Working Interest Owner, proposing a transaction whereby a to-be-formed corporation (NewCo) would purchase the Trust assets and the working interest from IMC. Thereafter, NewCo would conduct an exchange offer whereby Unit holders would be offered the opportunity to exchange, on terms and conditions established by NewCo, their Units in the Trust for shares in NewCo. The Trustee has received a shareholder proposal that would amend the Trust Indenture to allow the transaction to proceed if the proposal receives the requisite vote of Unitholders. The Trustee is currently preparing proxy materials and a notice of a special meeting of the Unit holders expected to be held in August or September of this year to authorize the Trustee to conduct a sale of the Trust's Royalty for nominal consideration in accordance with the plan described above. If a majority of the Unit holders entitled to vote at that meeting in which a quorum is present vote to authorize the Trustee to sell the Trust's assets to NewCo the Trustee will do so. If the sale to NewCo is not approved, the Trustee will proceed to conduct an auction of the Trust properties in accordance with the existing terms of the Trust Indenture. Complete information concerning the vote will be provided to the Unit holders in forthcoming proxy materials.


         o Ryder Scott Company Petroleum Engineers conducted an independent review of the oil and gas interest burdened by the Royalty and prepared estimates, as of December 31, 2000, of the discounted present value of future net revenues from proved reserves attributable to the Royalty. The report of Ryder Scott is set forth elsewhere in this report. The estimates were prepared in accordance with SEC regulations, which among other things require that estimated net revenues be based on prices and costs as of December 31, 2000. Ryder Scott estimated that the net present value (discounted at 10%) of proved reserves attributable to the Royalty was $15.5 million and that the undiscounted estimated future net revenues from proved reserves were $18.4 million as of December 31, 2000, however, the estimates do not take into account many additional factors that impact the value of the Royalty, including the following:


         o Pursuant to the Conveyance, the Working Interest Owner is entitled to recoup certain costs before any payments are made with respect to the Royalty. When these costs cannot be paid out of current revenue, they are accrued and carried forward. As of December 31, 2000, the accumulated cost carryforward was approximately $19.8 million. The estimated discounted present value of $15.5 million and the undiscounted estimated net revenues of $18.4 million in the Ryder Scott report do not take into account the cost carryforward.


         o The Ryder Scott estimates took into account only those reserves that were classified as proved reserve as of December 31, 2000, and only the estimated costs of developing and producing those proved reserves. Thus, the estimates did not take into account costs that may be incurred to discover, develop or produce reserves not classified as proved as of December 31, 2000, nor did they take into account future revenues, if any, from such reserves.


         o The weighted average prices used in the Ryder Scott report were $23.56 per Bbl of oil and $5.83 per Mcf of gas. Gas prices have declined substantially since December 31, 2000.

         o Proceeds from gas produced but sold by other parties pursuant to gas balancing arrangements are not included in estimated future proceeds. As of December 31, 2000, the quantity of gas sold by third parties under the gas balancing arrangements was approximately .2 Bcf. Proceeds related to the underproduction position could increase proceeds to the Trust or reduce the cost carryforward in future periods, however, the amount and timing of such proceeds are uncertain. In addition, other factors, including the credit worthiness of the counterparties should be considered in determining the probability and amount of future proceeds. The Ryder Scott estimates did not include proceeds that may be received with respect to the gas balance arrangements.

         o The Working Interest Owner has brought suit against a prior gas purchaser, seeking reimbursement of excess royalty of a portion of amounts paid to the Minerals Management Service. The suit is in the early stages and no trial date has been set. The amount of any recovery is presently indeterminable. Furthermore, the Working Interest Owner may not be successful in this suit, the result of which would be no recovery for the Working Interest Owner. The Trust will not receive any recovery as a result of this suit. However, a successful outcome for the Working Interest Owner could result in additional gross proceeds to the Working Interest Owner. This would in turn reduce the cost carryforward or, if the recovery were large enough, eliminate the cost carryforward and result in the payment of royalties. The Ryder Scott estimates did not include proceeds, if any, from this lawsuit.


         o The reserve for future abandonment costs for the Trust's properties totals $4.2 million. This amount is included in the cost carryforward of $19.8 million, as of December 31, 2000. Such costs are by their nature imprecise and can be expected to be revised over time due to changes in general and specific cost levels, government regulation, operations or technology. The Ryder Scott estimates did not take into account any changes in such costs.

         o In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company which included an annual minimum delivery volume. Since the agreement's inception, the Trust has been assessed a deficiency payment ranging from $.5 million to $.7 million on an annual basis. There are no assurances that the annual minimum delivery volume will be met in the future. For further information on this matter see the Ryder Scott report.


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

CREATION AND TRANSFER OF THE ROYALTY

         As described above, on September 30, 1983, pursuant to the terms of the Overriding Royalty Conveyance (the Conveyance), FTX transferred to the Partnership a net overriding royalty interest (the Royalty) in what then represented 18 productive (the Productive Properties) and 12 undeveloped (the Undeveloped Properties) oil and gas leases offshore Louisiana, Texas and California equal to 90 percent of the net proceeds from working interests in such properties. See "THE ROYALTY PROPERTIES AND THE ROYALTY--Computation of the Royalty." The Productive Properties and the Undeveloped Properties are referred to herein jointly as the "Royalty Properties."

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

         The Trust has no employees. Administrative functions of the Trust are performed by the Trustee, which is compensated for its services and reimbursed for specified charges for transfer agency and distribution functions out of Trust assets. The Trustee is also entitled to reimbursement for its out-of-pocket expenses. Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities which the Trustee ordinarily incurs are those for routine administrative expenses, such as Trustee's fees and accounting, legal and other administrative fees. The costs and expenses of the Trust (including the Trustee's fees) are estimated to approximate $600,000 for 2001. The Trustee, in accordance with the Trust Indenture, established an expense reserve to cover Trust expenses as discussed in Note 6--Establishment of an Expense Reserve, of which $615,459 remained as of December 31, 2000. The costs and expenses of the Trust may vary in future years, depending on the volume of trading in the Units, the amount of revenues to the Trust and increases in accounting, legal and other administrative fees.

DUTIES AND LIMITED POWERS OF THE TRUSTEE

         Under the Trust Indenture, the Trustee receives the Trust's share of any distributions from the Partnership and pays all expenses, charges, liabilities and obligations of the Trust. With respect to any liability which is contingent or uncertain in amount or which otherwise is not currently due and payable, the Trustee has the discretion to establish a cash reserve for the payment of such liability. If at any time the cash on hand and to be received by the Trustee is not, in its judgment, sufficient to pay liabilities of the Trust as they become due, the Trustee is authorized to borrow the funds required to pay such liabilities, in which event no further distributions will be made to Unit holders until such borrowing has been repaid. The Trustee is permitted to borrow such funds from any bank, including itself. To secure payment of any such indebtedness, the Trustee is authorized to mortgage, pledge, grant security interests in or otherwise encumber assets of the Trust, or any portion thereof, to cause the Partnership to mortgage, pledge, grant security interests in or otherwise encumber the Royalty, and to cause the Partnership to carve out and convey production payments. After payment of or provision for Trust expenses and obligations, the Trustee makes quarterly distributions to the Unit holders of all the proceeds received from the Partnership in respect of the Royalty and not theretofore distributed. The Trustee submits periodic financial reports to the Unit holders as described under "DESCRIPTION OF THE UNITS--Periodic Reports."

         The Trust Indenture authorizes the Trustee to take such action as in its judgment is necessary or advisable to achieve the purposes of the Trust. The Trust Indenture provides that cash being held by the Trustee as a reserve for liabilities or for distribution at the next distribution date will be placed in interest-bearing accounts or certificates (which may include accounts or certificates of the bank acting as Trustee), but the Trustee is otherwise prohibited from acquiring any asset other than the Trust's interest in the Partnership or engaging in any business or investment activity of any kind whatsoever. The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of the Unit holders upon termination of the Trust and in certain other limited circumstances. However, the Trust Indenture states that the Trustee must effect such a sale (without any such vote) because the Trust has had no cash receipts from the Royalty for each of the past five years. Depending on the outcome of the Unit holders' meeting described above and under "Business--Background," the Trust assets will be sold in some manner in the near future.

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

LIABILITIES OF THE TRUSTEE


         The Trust Indenture states that the Trustee may act in its discretion and will be personally or individually liable only for fraud, gross negligence or bad faith. It is possible that a court could find the Trustee liable under a different standard than that set forth in the Trust Indenture. The Trust Agreement states that the Trustee will be indemnified from the Trust assets for any liability, expense, claim, damage or other loss incurred in performing its duties, unless resulting from fraud, gross negligence or bad faith, and will have a lien upon the assets of the Trust as security for such indemnification and for reimbursements and compensation to which it is entitled. It is possible that a court could find that the Trustee's ability to be indemnified will be governed by a different standard from that set forth in the Trust Indenture. The Trustee will not be entitled to indemnification from Unit holders.


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

RESERVES


         A study of the proved oil and gas reserves attributable to the Royalty Properties as of December 31, 2000, has been made by Ryder Scott Company L.P., independent petroleum engineers (Ryder Scott). In accordance with regulations of the Securities and Exchange Commission (the SEC), such study is limited to reserves currently classified as "proved." The amount of reserves and the timing of production attributable to the Royalty Properties are, and in the future will continue to be, significantly affected by the level of capital expenditures to be incurred on the individual properties and the success of exploration and development activities. The assumptions used in preparing the reserve study are detailed within the following letter, which summarizes such reserve study. Such assumptions, as well as the cautionary paragraphs following the letter, should be studied carefully together with the estimates contained in the letter. Ryder Scott also prepared estimates of future net cash flows attributable to the Royalty from proved oil and gas reserves and the discounted present value of such future net cash flows. The estimates of Ryder Scott are used in the preparation of the Trust's financial statements and for other reporting purposes. However, as explained in the cautionary paragraphs immediately following the letter, Ryder Scott's estimates were prepared based on production and costs as of December 31, 2000, but the timing of inclusion of production and costs for purposes of calculating Royalty payments during a given period varies somewhat from the method used by Ryder Scott in preparing its estimates. For example, the estimates do not take into account amounts received in 2000 attributable to sales of oil and gas produced in the fourth quarter of 2000, volumes of natural gas sold by other parties pursuant to certain gas balancing arrangements and the effect of the excess cost carryforward at December 31, 2000. Therefore, the amounts set forth in the letter are not indicative of actual amounts to be distributed to Unit holders, either annually or ultimately.


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

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 2


                                 SEC PARAMETERS
                      Estimated Net Reserve and Income Data
                Freeport-McMoRan Oil and Gas Royalty Partnership
                             As of December 31, 2000

                                                         TOTAL
                                                         PROVED
                                                      ------------

         Remaining Reserves
                 Oil/Condensate -- Barrels ......          291,058
                 Gas -- MMCF ....................            2,138

         Future Net Income (FNI) 2001 ...........     $  8,252,199
         2002 ...................................        3,467,325
         2003 ...................................        2,440,681
                                                      ------------
                 Sub-Total (2001-2003) ..........     $ 14,160,205
                 Remaining ......................        4,288,838
                                                      ------------
                      Total .....................     $ 18,449,043

         Discounted FNI @ 10% ...................     $ 15,541,586
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

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 3



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

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 4



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

                  (iii) Estimates of proved reserves do not include the following-

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

                           (C) crude oil, natural gas, and natural gas liquids,
                  that may occur in undrilled prospects; and

                           (D) crude oil, natural gas and natural gas liquids,
                  that may be recovered from oil shales, coal, gilsonite and other such sources.

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 5



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

         Economic producibility of estimated proved reserves can be supported to the satisfaction of the Office of Engineering if geological and engineering data demonstrate with reasonable certainty that those reserves can be recovered in future years under existing economic and operating conditions. The relative importance of the many pieces of geological and engineering data which should be evaluated when classifying reserves cannot be identified in advance. In certain instances, proved reserves may be assigned to reservoirs on the basis of a combination of electrical and other type logs and core analyses which indicate the reservoirs are analogous to similar reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. (extracted from SAB-35)


         In determining whether "proved undeveloped reserves" encompass acreage on which fluid injection (or other improved recovery technique) is contemplated, is it appropriate to distinguish between (i) fluid injection used for pressure maintenance during the early life of afield and (ii) fluid injection used to effect secondary recovery when afield is in the late stages of depletion? ... The Office of Engineering believes that the distinction identified in the above question may be appropriate in a few limited circumstances, such as in the case of certain fields in the North Sea. The staff will review estimates of proved reserves attributable to fluid injection in the light of the strength of the evidence presented by the registrant in support of a contention that enhanced recovery will be achieved. (extracted from SAB-35)

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 6



         Companies should report reserves of natural gas liquids which are net to their leasehold interest, i.e., that portion recovered in a processing plant and allocated to the leasehold interest. It may be appropriate in the case of natural gas liquids not clearly attributable to leasehold interests ownership to follow instruction (b) of Item 2 (b) (3) of Regulation S-K and report such reserves separately and describe the nature of the ownership. (extracted from SAB-35)

         The staff believes that since coalbed methane gas can be recovered from coal in its natural and original location, it should be included in proved reserves, provided that it complies in all other respects with the definition of proved oil and gas reserves as specified in Rule 4-10(a) (2) including the requirement that methane production be economical at current prices, costs, (net of the tax credit) and existing operating conditions. (extracted from SAB-85)

ESTIMATES OF RESERVES

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

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 7



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

Freeport-McMoRan Oil and Gas Royalty Trust
March 27, 2001
Page 8



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

                                        Very truly yours,

                                        RYDER SCOTT COMPANY, L.P.


                                        /s/ FREDERICK W. EMMERICH
                                        ----------------------------------------
                                        Frederick W. Emmerich
                                        Petroleum Engineer
FWE/sw


Approved:

/s/ JOHN R. WARNER
--------------------------------------
John R. Warner, P.E.
Senior Vice President

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


         The Ryder Scott estimates were prepared on the basis of estimated production and costs accrued through December 31, 2000. Thus, amounts received by the Working Interest Owner after November 30,

2000 attributable to production during 2000 have not been taken into account by Ryder Scott in making its estimates, even though these amounts will be included in Gross Proceeds for purposes of calculating amounts payable pursuant to the Royalty subsequent to 2000. The Working Interest Owner has estimated that if Ryder Scott had taken into account the 2001 Gross Proceeds from 2000 production, the total estimated future net cash flow and the discounted present value of such estimate in the Ryder Scott letter would have been approximately $1.1 million higher (net to the Trust's interest). In addition, because Ryder Scott's estimates for the remaining period are based on estimated production and costs accrued during each such period and because actual Gross Proceeds and Costs will not be based on production and costs during the same period, the estimates for various time periods will not in any event correspond to the amount of payments pursuant to the Royalty during such periods.


         Ryder Scott gave no effect in its estimates to amounts to which the Working Interest Owner is entitled as a result of gas imbalances for certain production (see Note 4 - Gas Balancing Arrangements and Note 10 - Supplementary Proved Oil and Gas Reserve Information). Pursuant to the Conveyance, proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to gas balancing arrangements between the Working Interest Owner and others (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. The amounts the Working Interest Owner will receive from the future sale of such underproduction may be more or less than those amounts received by third parties because of price fluctuations.


         The estimated future net cash flows shown in Ryder Scott's letter have not been reduced for any capital expenditures on Productive Properties in excess of amounts estimated to be necessary to develop proved reserves attributed thereto. See "Computation of the Royalty" below. Similarly, such future net cash flows have also not been reduced for costs and expenses of the Trust, which are expected to be minimal and are estimated at approximately $.5 million, or for the Partnership. Additionally, Ryder Scott did not take into account the cost carryforward of $19.8 million net to the Trust, as of December 31, 2000, nor did it take into account the oil transportation deficiency of $.5 million applicable to 2000 production.


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


         The Royalty entitles the holder thereof to 90 percent of the Net Proceeds realized from the sale of oil, gas and other hydrocarbons, as, if, and when produced from the working interests subject to the Royalty. Under the Conveyance, "Net Proceeds" generally means the excess of Gross Proceeds received (on a cash basis) during a particular month over Costs incurred (on an accrual basis) during such month. Generally, such Costs include any excess of Costs over Gross Proceeds carried forward from the previous month, together with interest on such excess. This carryforward amount includes the cost carryforward, which was $19.8 million to the Trust at December 31, 2000. Amounts equal to 90 percent of the Net Proceeds for any month are payable by the Working Interest Owner to the Partnership on the last business day of the following month.


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


         If Costs exceed Gross Proceeds for any month, the excess (referred to as a cost-carryforward) will be recovered by the Working Interest Owner, with interest at the prime rate (as defined in the Conveyance), compounded monthly, out of future Gross Proceeds prior to the making of further payments to the Partnership, but the Partnership and the Trustee are not liable for any operating, capital or other costs or liabilities attributable to the Royalty Properties or hydrocarbons produced therefrom. Such recovery will apply to Class B Costs as well. The Partnership and the Trustee are not obligated to return any Royalty income received in any period, but overpayments made by the Working Interest Owner would reduce future amounts payable.

         Although the Royalty is a limited liability interest that gives the owner of the Royalty the right to receive a share of the proceeds of minerals produced from the Royalty Properties, free of any expense or other cost and without any operating rights, the amounts payable in respect of the Royalty are, as explained above, measured by the net profits of the Working Interest Owner attributable to the oil and gas properties burdened by the Royalty. Therefore, costs incurred by the Working Interest Owner directly impact the Royalty calculations. The cost-carryforward, which has existed for more than five years, is the result of the fact that the costs included in the Royalty calculation formula have exceeded Gross Proceeds during the period.

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

CERTAIN FACTORS AFFECTING DISTRIBUTIONS


         The amount of cash payable on account of the Royalty, and thus the amount of cash available for distribution to Unit holders, depends upon future sale of oil and gas and the prices received. The sale of crude oil on West Cameron 498 depends not only on oil prices but also on transportation and operating costs. In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average dally volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 2000, the Working Interest Owner did not deliver the minimum volume under the agreement; therefore, in February 2001, the pipeline company billed the Working Interest Owner approximately $.5 million for the 2000 deficiency. This amount is not included in the cost carryforward of $19.8 million as of December 31, 2000. Based on 2001 projected production, the minimum delivery volumes will not be met in 2001.


PRODUCTION AND DRILLING ACTIVITIES

         There are 3 remaining Royalty Properties, all of which are currently producing. For a discussion concerning the oil and gas production from such properties in 2000 as well as information concerning other activities on such properties during 2000, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10-Supplementary Proved Oil and Gas Reserve Information.

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


         In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 2000, the Working Interest Owner did not deliver the minimum volume under the agreement; therefore, in February 2001, the pipeline company billed the Working Interest Owner approximately $.5 million for the 2000 deficiency. This amount will be included in the cost carryforward in 2001. The minimum proved oil reserves to be produced, based on Ryder Scott's reserve evaluation, net to the Working Interest Owner, for 2001 will be $178,081, declining to $74,070 in 2002. Based on 2001 projected production the minimum delivery volumes will not be met in 2001. However should production exceed the 2001 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.


REGULATION

         The production, sale and transportation of oil and gas from the Royalty Properties are subject to various forms of regulation by federal and state authorities, and are affected from time to time in varying degrees by political developments.

         Energy Regulation. Sales of crude oil, condensate and gas liquids are not currently regulated and are made at market prices. Prior to 1993, the sale of certain categories of domestic natural gas by the Working Interest Owner was subject to regulation under the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act (NGPA). The Natural Gas Wellhead Decontrol Act of 1989 amended both the price and nonprice control provisions of the NGPA for the purpose of providing complete decontrol of first sales of natural gas by January 1, 1993. While sales of the Trust's gas can currently be made at uncontrolled market prices, subject to applicable contract provisions, Congress could reenact price controls in the future.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.

         Freeport-McMoRan Oil and Gas Royalty Trust Units are traded on the over the counter market under the symbol "FMOLS." As of March 20, 2001, 14,975,390 Units were outstanding and held of record by, Unit holders.

         The high and low sales prices of the Units as reported on the New York Stock Exchange and the over the counter Bulletin Board and distributable cash per Unit for each quarterly period of 2000 and 1999 were:

                                                UNITS OF
                                               BENEFICIAL
                                                INTEREST                    DISTRIBUTABLE
         QUARTER                               -----------                    CASH PER
         ENDED                                    HIGH           LOW             UNIT
         -------                               ----------     ----------    -------------

         March 31, 1999 .......................     1.125            .56             --
         June 30, 1999 ........................      .638            .25             --
         September 30, 1999 ...................      .886            .06             --
         December 31, 1999 ....................       .31            .04             --
         March 31, 2000 .......................        .5            .07             --
         June 30, 2000 ........................       .25            .11             --
         September 30, 2000 ...................       .13            .05             --
         December 31, 2000 ....................       .07            .03             --

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

                                                                      YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                  2000           1999           1998           1997           1996
                                               ----------     ----------     ----------     ----------     ----------
         Royalty proceeds ................     $       --     $       --     $       --     $       --     $       --
         Distributable cash ..............             --             --             --             --             --
         Distributable cash per Unit .....             --             --             --             --             --

                                                                            DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                  2000           1999           1998           1997           1996
                                               ----------     ----------     ----------     ----------     ----------
         Cash ............................     $  615,459     $  896,620     $1,406,603     $1,705,582     $1,983,571
         Total assets ....................        615,459        896,620      1,406,603      1,705,582      2,166,784
         Distributions payable ...........             --             --             --             --             --
         Trust corpus ....................             --             --             --             --        183,213

         The Trust has not reported estimates of total proved net oil or gas reserves to any federal authority or agency other than the SEC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The cost carryforward decreased by $2.6 million, from $22.4 million at December 31, 1999 to $19.8 million at December 31, 2000. Ryder Scott made estimates of future net cash flows as of December 31, 2000 as set forth in their letter appearing elsewhere in this report. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in Note 10 to the financial statements. These estimates do not consider changes in prices and costs subsequent to December 31, 2000, or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the trustee or an estimate of fair market value. The Working Interest Owner has advised the Trustee that, based on an independent review of the oil and gas interests burdened by the Royalty, the net present value of the reserves contained therein is less than the cumulative excess cost carryforward. See Note 1 to the Financial Statements. The information from the Working Interest Owner indicates that the Royalty may have little or no value, based on the net present value of reserves determined as a result of the independent review.

RESULTS OF OPERATIONS


         No cash distributions were made during 2000, 1999 and 1998, because of the cost carryforward due to capital expenditures and lower gas and oil revenues in 1999, 1998 and 1997. During 2000, Gross Proceeds exceeded total costs by approximately $2.9 million, primarily because of increased oil revenue from West Cameron Block 498. As a result, the cost carryforward decreased to $19.8 million net to the Trust as of December 31, 2000. Since mid-1995, trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:




                                                               YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                      2000                1999                 1998
                                                  ------------        ------------        ------------
Gross Proceeds(1) ..........................      $ 11,065,185        $  5,997,857        $ 11,247,539
Total costs(2) .............................        (8,094,021)         (2,438,992)        (20,381,222)
Excess cost carryforward(3) ................         2,971,164)         (3,558,865)          9,133,683
Net Proceeds ...............................                --                  --                  --
Percentage attributable to Royalty .........              90.0%               90.0%               90.0%
Amounts payable attributable to Royalty ....                --                  --                  --
Percentage attributable to the Trust .......              99.9%               99.9%               99.9%
Royalty Proceeds ...........................                --                  --                  --
Trust administrative expenses ..............          (322,575)           (559,995)           (371,133)
                                                      (322,575)           (559,995)           (371,133)
Interest earned ............................            41,414              50,013              72,154
Reserve for future Trust expenses(4) .......           281,161             509,982             298,979
Distributable Cash .........................      $         --        $         --        $         --
                                                  ============        ============        ============


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

         Gross proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:


                                                                    YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                            2000             1999               1998
                                                        ------------      ------------      ------------
Natural Gas
     Revenues (in millions) ......................      $        2.5      $        3.7      $        4.9
     Sales volumes (in billion cubic feet) .......                .7               2.3               2.1
Average realization (per thousand cubic feet) ....      $       3.26      $       1.65      $       2.28
Oil
     Revenues (in millions) ......................      $        8.6      $        2.3      $        6.3
Sales volumes (in thousands of barrels) ..........             287.0             166.0             449.0
Average realization (per barrel) .................      $      30.00      $      13.82      $      14.13

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

         Costs consist of the following (in millions):



                                                              YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                      2000               1999               1998
                                                   ------------      ------------       ------------
Lease operating expenses ....................      $        1.6      $        3.3       $        3.7
Exploration and development costs ...........               4.2               1.4               14.2
Interest ....................................               2.1               2.3                2.0
Abandonment costs withheld and other ........                 2              (4.6)               0.4
                                                   $        8.1      $        2.4       $       20.3
                                                   ============      ============       ============

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

         Lease operating expenses for 1999 increased from 1998 primarily because of the increasing production costs associated with West Cameron Block 498, as well as, $.02 million being recorded during the third quarter to settle a disputed liability at Vermilion Block 310 offset by a $.4 million insurance adjustment credit. Exploration and development costs for both 1998 and 1997 reflects the drilling and development activity at West Cameron Block 498. Lease operating expenses were lower in 1997 as a result of declining production. Exploration and development costs primarily consist of costs incurred to explore and develop West Cameron Blocks 498 and 215 in 1997. Abandonment costs were accrued each year based on the estimate of costs required to abandon the Trust's properties - see Note 8. During 1999, a credit of $4.6 million for accrued abandonment cost is included in total costs as the result of reversing previously accrued abandonment cost associated with the assigned properties.


         In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 2000 the Working Interest Owner did not deliver the minimum volume under the agreement; therefore, in February 2001, the pipeline company billed the Working Interest Owner approximately $502,000 for the 2000 deficiency. Deficiency payments of approximately $724,000 for 1999 and $687,000 for 1998 were paid by the Working Interest Owner and are included in the cost carryforward of $19.8 million at December 31, 2001. However, should production exceed the 2000 minimum the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.


         Exploration and development costs for 2000 relate primarily to the workovers and facility modifications made during 2000 at West Cameron Block 498. Development costs for 1999 also related to the development of West Cameron Block 498.

CAPITAL RESOURCES AND LIQUIDITY


         All revenues received by the Trust, net of Trust administrative expenses and received for liabilities, are required to be distributed to the Unit holders in accordance with provisions of the Trust Indenture. The cost carryforward, with interest at the prime rate, must be recouped from future Gross Proceeds before any distributions may be made to Unit holders.

         At December 31, 2000, West Cameron Block 498 had 13 producing development wells, this compares to 10 and 9 development wells producing at December 31, 1999 and 1998, respectively. The average daily production relating to revenue received by the Trust from this field during 2000 was approximately
785.8 barrels of oil and 2.1 Mmcf of gas. The average daily production relating to revenue received by the Trust from this field during 1999 and 1998 was approximately 595.6 barrels and 1,486.5 barrels of oil, respectively, and 1.3 Mmcf and 4.8 Mmcf of gas, respectively. The average gross daily production figures may vary throughout the life of the field. These variations may be attributable to a number of factors, including the number of wells on production at a given point in time, natural depletion of wells, production techniques, and adjustments to flow rates in order to optimally produce the related reserves. At year end 2000, the field was producing approximately 4.2 mmcf per day and 955.51 barrels per day net to the Working Interest Owner. The Working Interest Owner owns a 23.1 percent working interest and a 19.2 net revenue interest prior to taking into account the Trust's Royalty interest.


         Additional exploration may be proposed by the operators of certain other Royalty Properties. After analyzing each proposal, the Working Interest Owner will determine whether or not to participate in additional exploratory operations.

         There are no exploration and development costs budgeted by the Working Interest Owner for 2001.

         Estimated future abandonment costs, based on current laws and regulations, are accrued over the life of the Trust's properties (see Note 8). On May 19, 1999 the Working Interest Owner assigned its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. As a result of this transaction the Working Interest Owner reversed the plug and abandonment accrual associated with the assigned properties, which reduced the cost carryforward by $3,989,615, net to the Trust. On August 30, 1999 the Working Interest Owner assigned its ownership interest in Vermilion Blocks 21/22 and paid $297,500 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective April 1, 1999. As of December 31, 2000, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been taken into account in computing the cost-carryforward. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

         The Working Interest Owner has brought suit against a prior gas purchaser seeking reimbursement as excess royalty of a portion of amounts paid to the Minerals Management Service (MMS) by the Working Interest Owner to settle claims made by the MMS for additional royalty resulting from the Working Interest Owner's compromise of claims against the gas purchaser. The Trust's interest in the proceeds of the gas contract settlement were included in Gross Proceeds and the funds paid to the MMS reduced Gross Proceeds. The Trust will not receive any recovery as a result of this suit. However, if the Working Interest Owner receives any amount in this litigation, a major portion of it will be treated as Gross Proceeds. This would in turn reduce the cost carryforward or, if the recovery were large enough, eliminate the cost carryforward and result in the payment of royalties. The suit is in the early stages, and no trial date has been set. The amount of any recovery with respect to this claim is presently indeterminable. Furthermore, the Working Interest Owner may not be successful in this suit, the result of which would be no recovery for the Working Interest Owner.


         At certain times since late 1993, the Trust has been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurs a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 6 - Establishment of an Expense Reserve), of which $0.6 million remained at December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK





         The Trust does not utilize market risk sensitive instruments. Market risk relating to oil and gas commodity prices will impact the calculation of the Royalty, because amounts received by the Working Interest Owner for production from properties burdened by the Royalty are included in the calculation of Gross Proceeds. The Trust holds short-term investments (certificates of deposits) for funds held in its expense reserve. Because of the short-term nature of these investments, the Trustee believes that the Trust is not subject to any material interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

              STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH


                                                         YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------
                                                  2000               1999               1998
                                              ------------       ------------       ------------
Royalty proceeds .......................      $         --       $         --       $         --
Trust administrative expenses ..........          (322,575)          (559,996)          (371,133)
Interest income ........................            41,414             50,013             72,154
Reserve for future Trust expenses ......           281,161            509,983            298,979
                                              ------------       ------------       ------------
Distributable cash .....................      $         --       $         --       $         --
                                              ============       ============       ============
Distributable cash per Unit ............      $         --       $         --       $         --
                                              ============       ============       ============
Units outstanding ......................        14,975,390         14,975,390         14,975,390
                                              ============       ============       ============


               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS



                                                                                               DECEMBER 31,
                                                                                    ---------------------------------
                                                                                        2000                 1999
                                                                                    -------------       -------------
                                       ASSETS

Cash and cash equivalents ....................................................      $     615,459       $     896,620
Net overriding royalty interest in oil and gas properties ....................        189,875,741         189,875,741
Less, accumulated amortization of net overriding royalty interest ............       (189,875,741)       (189,875,741)
                                                                                    -------------       -------------
Total assets .................................................................      $     615,459       $     896,620
                                                                                    =============       =============

                          LIABILITIES AND TRUST CORPUS

Reserve for future Trust expenses ............................................      $     615,459       $     896,620
Trust corpus (14,975,390 Units of Beneficial Interest authorized, issued
   and outstanding) ..........................................................                 --                  --
                                                                                    -------------       -------------
Total liabilities and trust corpus ...........................................      $      15,459       $     896,620
                                                                                    =============       =============


                      STATEMENTS OF CHANGES IN TRUST CORPUS



                                                                                        YEARS ENDED DECEMBER 31,
                                                                            ------------------------------------------------
                                                                               2000               1999              1998
                                                                            ------------      ------------      ------------
Trust corpus, beginning of year ......................................      $         --      $         --      $         --
Royalty proceeds and interest earned, net of trust administrative
expenses and reserve for future Trust expenses .......................                --                --                --
Distributions payable to Unit holders ................................                --                --                --
                                                                            ------------      ------------      ------------
Trust corpus, end of year ............................................      $                 $                 $         --
                                                                            ============      ============      ============

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


         The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unit holders representing a majority of the Units. The Trust Indenture originally stated that the Trust must also terminate if the amount of cash per year received by the Trust for each of three successive years commencing after December 31, 1990 is less than $3 million. The Trust's cash receipts were less than $3 million in 1996, 1997 and 1998. However, at a special meeting of the Unit holders held on March 12, 1999, the Unit holders approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for at least two years. This extension expired on December 31, 2000, as there were no payments in respect of the Royalty during 1999 and 2000. Therefore, the Trust Indenture provides the Trustee must sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty. Pursuant to a shareholder proposal, the Trustee is working on proxy materials and anticipates filing definitive proxy materials with a plan for distribution of the Trust's assets.





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

         The Trust considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Trust's expense reserve is invested in certificates of deposits which mature every thirty days.


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

3. COST CARRYFORWARD


         As a result of the capital costs incurred in recent years, a cumulative excess cost carryforward of $19.8 million existed as of December 31, 2000. The cost carryforward was $22.4 million at December 31, 1999. The cost carryforward is subject to and includes an interest amount at the prime rate, which totaled $6.8 million net to the Trust at December 31, 2000. This excess cost carryforward must be recouped by the Working Interest Owner out of future Gross Proceeds before distributions to the Unit holders can be resumed. See Note 1.


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

6. ESTABLISHMENT OF AN EXPENSE RESERVE


         Because of the decline in Royalty income, at certain times since late 1993 the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which $.6 million remained as of December 31, 2000. Because the Trust had no cash receipts, $.3 million was withdrawn from the expense reserve during 2000 to pay Trust administrative expenses.


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

         On May 19, 1999 the Working Interest Owner assigned its ownership interest in West Cameron Block 215, Breton Sound Block 55 and Vermilion Block 58 to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective January 1, 1999. On August 30, 1999 the Working Interest Owner assigned its ownership interest in Vermilion Blocks 21/22 and paid $.3 million to the operator in exchange for the operator assuming all duties and obligations with respect to the assigned interest and existing wells and platforms. The assignment was effective April 1, 1999. The completion of these assignments resulted in a reduction of estimated future abandonment costs, which total approximately $4.2 million, net to the Trust.

         Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash after consideration of the cost carryforward.


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


         During 2000, 1999 and 1998, the Working Interest Owner did not deliver the minimum volume under the agreement, therefore, the pipeline company billed the Working Interest Owner for the deficiencies. In 2001 the pipeline company billed the Working Interest Owner approximately $.5 million for the 2000 deficiency. This amount was taken into account in computing the cost carryforward of $19.8 million at December 31, 2000. Deficiency payments of approximately $.7 million for 1999 and 1998, respectively, were paid by the Working Interest Owner and were taken into account in computing the cost carryforward of $19.8 million at December 31, 2000. Based on 2001 projected production, the minimum delivery volumes will not be met in 2001 and the Working Interest Owner expects a deficiency assessment of approximately $.2 million in 2001. However, should production exceed the 2001 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.





10. SUPPLEMENTARY PROVED OIL AND GAS RESERVE INFORMATION (UNAUDITED)

         Pursuant to the Financial Accounting Standards Board's (FASB) and SEC's disclosure standards for oil and gas producing activities, the Trust is required to include, as supplementary information, estimates of quantities of proved oil and gas reserves attributable to the Trust. Since the Royalty is a net profits interest, the Partnership does not own and is not entitled to receive any specific volume of reserves. Reserves attributable to the Partnership have been estimated based on projections of reserves and future net cash flows attributable to the combined interests of the Working Interest Owner and the Partnership, and a formula based upon estimates of future net cash flows. As a result of estimating reserve volumes by using a formula based upon estimates of future net cash flows, such reserves are affected by changes in various economic factors including prices, costs and the level and timing of capital expenditures on the properties. Therefore, the reserve volume estimates are hypothetical and are not comparable to estimates of reserves attributable to a working interest.


         The reserve volume and cash flow amounts are for the interest in the Royalty attributable to the Trust, based on the Trust's 99.9 percent interest in the Partnership. Estimates of proved oil and gas reserves attributable to the Trust's interest are based on a report of Ryder Scott Company L.P. (Ryder Scott). In accordance with the requirements of the FASB, the reserve estimates were calculated using year-end oil and gas prices being received and current operating and abandonment cost levels. In preparing its estimates, Ryder Scott did not take into account (a) revenues received after November 30 attributable to production during the fourth quarter of the respective year, (b) as of December 31, 2000, 1999 and 1998, approximately .2 bcf, .2 bcf, and 1.4 bcf sold by other patties pursuant to certain gas balancing arrangements and (c) an excess cost carryforward of $19.8 million, $22.4 million and $25.6 million at December 31, 2000, 1999 and 1998, respectively. For purposes of the reserve volume and cash flow amounts, the estimates of Ryder Scott were adjusted to take into account the foregoing factors, based on calculations supplied by the Working Interest Owner. In making such adjustment, the Working Interest Owner subtracted amounts attributable to the items referred to in (a), (b) and (c) of the preceding sentence. Based on the estimates of Ryder Scott, as adjusted for the effect of the cost carryforward and as calculated in accordance with the FASB's and SEC's standards, at December 31, 2000, 1999 and 1998 there were no proved reserves and no estimated future net cash flow attributable to the Royalty.

         It is emphasized that this supplementary information represents estimates which may be imprecise, and extreme caution should accompany its use and interpretation. The estimates were based on various assumptions, many of which are subject to uncertainties, and therefore, the estimates should not be considered to be a prediction of actual amounts to be paid to the Trustee. Additionally, as required under FASB's and SEC's standards, the supplementary information excludes consideration of anticipated future oil and gas prices and costs and does not consider additional potentially recoverable oil and gas reserves not currently classified as proved. Such factors should be considered in estimating the cash flows which ultimately could be derived from production of the related oil and gas reserves or sale of the reserves in-place.

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

 --------

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

                                    FREEPORT-McMoRan OIL AND GAS ROYALTY TRUST


                                    By:  THE CHASE MANHATTAN BANK, Trustee



                                    By:           /s/ MIKE ULRICH
                                       -----------------------------------------
                                                    Mike Ulrich
                                         Senior Vice President and Trust Officer

March 30, 2001

         The Registrant, Freeport-McMoRan Oil and Gas Royalty Trust, has no principal executive officer, principal financial officer, principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are required.

                                  EXHIBIT INDEX



       EXHIBIT
       NUMBER                          DESCRIPTION
       ------                          -----------

        4.1*   --   Overriding Royalty Conveyance from McMoRan-Freeport Oil
                    Company to McMoRan Oil & Gas Co. (attached as Annex I to
                    Exhibit 4.4).

        4.2*   --   Royalty Trust Indenture for Freeport-McMoRan Oil and Gas
                    Royalty Trust between Freeport-McMoRan Inc. ("FTX") and
                    First City National Bank of Houston, as Trustee.

        4.3*   --   First Amended and Restated Articles of General Partnership
                    of Freeport-McMoRan Oil and Gas Royalty Partnership between
                    McMoRan Offshore Management Co. and First City National Bank
                    of Houston, as Trustee.

        4.4*   --   Act of Assignment and Assumption and Mortgage from McMoRan
                    Oil & Gas Co. to FTX.

        4.5*   --   Act of Assignment and Assumption and Mortgage from FTX to
                    Freeport-McMoRan Oil and Gas Royalty Partnership (for
                    omitted attachments see Exhibit 4.4).

        27     --   Financial Data Schedule.

  --------

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

Freeport-McMoRan Oil and Gas Royalty Trust
The Chase Manhattan Bank
Attention: Corporate Trust Department
700 Lavaca, 5th Floor
Austin, TX 73701