Form 10-Q/A
period 2000-12-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2001-08-30
CIK 727094

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001.

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  . . . . . . . . .  to . . . . . . . . .

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

Yes  X    No
            -------

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                                TABLE OF CONTENTS


                                                                          PAGE
Part I.  Financial Information
         Item 1.  Financial Statements:
              Statements of Royalty Proceeds and Distributable
                Cash       .................................................3
              Statements of Assets, Liabilities and Trust Corpus  ..........3
              Statements of Changes in Trust Corpus  .......................4
              Notes to Financial Statements  ...............................5
              Report of Independent Public Accountants  ....................9
         Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operation  .........................10

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K  .......................

Signature  ................................................................

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2001             2000
Royalty proceeds ............................   $         --      $         --
Trust Administrative expenses ...............         (106,800)          (74,614)
Interest Income .............................            7,262            10,611
Reserve for future Trust expenses ...........           99,538            64,003

Distributable Cash ..........................   $         --      $         --

Distributable cash per unit .................   $         --      $         --

Units Outstanding ...........................       14,975,390        14,975,390

               STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

                                                                        MARCH 31,         DECEMBER 31,
                                                                          2001                2000
                           ASSETS
                                                                          (UNAUDITED)
Cash and short-term investments ................................   $        515,921    $        615,459
Net overriding royalty interest in oil and gas properties ......        189,875,741         189,875,741
Less, accumulated amortization of net overriding royalty
     interest ..................................................       (189,875,741)       (189,875,741)

              Total assets .....................................   $        515,921    $        615,459

                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses ..............................   $        515,921    $        615,459
Trust corpus (14,975,390) Units of Beneficial Interest
     authorized issued and outstanding) ........................               --                  --

Total liabilities and trust corpus .............................   $        515,921    $        615,459


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          2001                 2000
Trust Corpus, beginning of year ................................   $             --     $             --
Royalty proceeds and interest income, net of trust
      administrative expenses and reserve for future Trust
      expenses .................................................                 --                   --
Distributions payable to Unit holders ..........................                 --                   --
Amortization of net overriding royalty interest ................                 --                   --

Trust Corpus, end of period ....................................   $             --     $             --


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


         The expense reserve is established at the Trust level and is unrelated to the items, including the cost carry-forward, that are taken into account by the Working Interest Owner in determining whether amounts are payable pursuant to the Royalty.


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

8.       RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

         Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. During the 1997 fourth quarter an updated assessment of estimated future abandonment costs was undertaken, by the Working Interest Owner taking into consideration current labor and equipment costs levels and permitted abandonment practices. This assessment resulted in a revision of estimated remaining future abandonment costs to an amount that is approximately equal to amounts previously withheld from distributions to Unitholders. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operation or technology. As of March 31, 2001, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been taken into account in computing the cost carry-forward.


9.       TRANSPORTATION AGREEMENT


         In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 2000 and 1999 the Working Interest Owner did not deliver the minimum volume under the agreement therefore, in 2001 the pipeline company billed the Working Interest Owner approximately $0.5 million for the 2000 deficiency. This amount was taken into account in computing the Class A cost carry-forward of $17.3 million, as it was paid and will be included in the Class A cost-carry forward in the second quarter of 2001. During 2000 the Working Interest Owner paid the oil pipeline company approximately $0.7 million for the 1999 deficiency. This amount was taken into account in computing the Class A cost carry-forward. Based on 2001 projected production the minimum delivery volumes will not be met in 2001 and the Working Interest Owner expects a deficiency assessment of approximately $.2 million in 2001. However should production exceed the 2001 minimum, the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior underdelivered volumes of 1.1 million barrels.


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


         Early in December 2000, the Trustee was approached by representatives of Roberson Oil Company and IMC Global, Inc. (IMC), the Working Interest Owner, proposing a transaction whereby a to-be-formed corporation (NewCo) would purchase the Trust assets and the working interest from IMC. Thereafter, Newco would conduct an exchange offer whereby Unit holders would be offered the opportunity to exchange, on terms and conditions established by Newco, their units in the Trust for shares in NewCo. The Trustee has received a shareholder proposal that would amend the Trust Indenture to allow the transaction to proceed if the proposal receives the requisite vote of Unitholders. The Trustee prepared proxy materials for a special meeting of the Unit holders at which the Unitholders will vote on a proposal to authorize the Trustee to conduct a sale of the Trust's Royalty for nominal consideration in accordance with the plan described above. The preliminary proxy materials were filed with the Securities and Exchange Commission (SEC) on April 4, 2001; revised preliminary proxy materials were filed with the SEC on July 13, 2001; the Trustee received additional SEC comments on August 2, 2001 and has filed responses to those comments. The Trustee is currently waiting on comments from the SEC staff.


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


         As noted, there has been a reduction in the cost carry-forward during 2001. The Trustee cannot predict whether the oil and gas properties will produce sufficient quantities of oil and gas in the future to eliminate the cost carry-forward altogether (in which case Royalties would again be payable). The Ryder Scott report prepared at year-end 2000 indicated that the production from proved reserves would decline over time and that a substantial percentage of the remaining production from proved reserves on the oil and gas properties burdened by the Royalty would be attributable to production during 2001. It is possible (if not likely) that, as production from the working interests declines, the rate at which the cost-carry-forward is reduced will decline, and it is possible (if not likely) that the cost-carry-forward will never be eliminated, in which case there would never be payments in respect of the Royalty. In any event, the Trustee believes that, based on the information in the Ryder Scott report, the appraisal prepared early last year by Albrecht & Associates and the terms of the proposed transaction between the Working Interest Owner and TXS, it is not unreasonable to conclude that there is little or no chance that additional payments will ever be made with respect to the Royalty. Nevertheless, an auction of the Royalty would likely produce the best evidence of the Royalty's value or lack thereof, and if the Unitholders approve the proposal to be submitted at the special meeting of Unitholders discussed above, no such auction will take place.


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

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2001            2000
Gross Proceeds(1) ...............................   $ 4,513,079     $ 2,772,369
Total costs(2) ..................................    (1,832,264)       (790,375)
Excess Class A cost carry-forward (3) ...........    (2,680,815)     (2,031,994)

Net Proceeds ....................................            --              --
Percentage attributable to Royalty ..............          90.0%           90.0%

Amounts payable attributable to Royalty .........            --              --
Percentage attributable to the Trust ............          99.9%           99.9%

Royalty Proceeds ................................            --              --
Trust administrative expenses ...................      (106,800)        (74,614)
                                                       (106,800)        (74,614)
Interest earned .................................         7,262          10,611
Reserve for future Trust expenses (4) ...........        99,538          64,003

Distributable Cash ..............................   $        --     $        --

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

         Gross proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                                       FIRST QUARTER
                                                                      2001         2000
Natural Gas
       Revenues (in millions) ...................................     $  1.6       $  0.3
       Sales volumes (in million cubic feet) ....................      291          114
       Average realization (per thousand cubic feet) ............     $  5.49      $  2.61
Oil
       Revenues (in millions) ...................................     $  2.9       $  2.5
       Sales volumes (in thousands of barrels) ..................       94           92
       Average realization (per barrel) .........................     $ 30.69      $ 26.89

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

         Costs consist of the following (in millions):

                                                                               FIRST QUARTER
                                                                           2001           2000
Lease operating expenses  ........................................          $ .7          (.8)
Exploration and development costs  ...............................            .6          1.0
Interest .........................................................            .5           .5
 ..................................................................          $1.8           .7

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


In December 1997 the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 1999 the Working interest Owner did not deliver the minimum volume under the agreement therefore, in February 2000, the pipeline company billed the Working Interest Owner approximately $0.7 million for the 1999 deficiency. This amount was taken into account in computing the Class A cost carry-forward in 2000. During 2000 the

Working Interest Owner did not deliver the minimum volume under the agreement therefore, in February 2001 the pipeline company billed the Working Interest Owner approximately $0.5 million for the 2000 deficiency. This amount was paid and will be taken into account in computing the Class A cost carry-forward in the second quarter of 2001. Based on 2001 projected production the minimum delivery volumes will not be met in 2001. However, should production exceed the 2001 minimum the working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.


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


         As of March 31, 2001, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been taken into account in computing the cost-carry-forward. Such costs are by their nature imprecise and can be expected to be revised over time because of changes in general and specific cost levels, government regulations, operations or technology. Any further adjustments to estimated abandonment costs or variances to actual costs will reduce or increase future distributable cash accordingly.

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

         The Trustee may sell or dispose of its interest in the Partnership, or permit the Partnership to sell or dispose of all or any part of the Royalty, only as authorized by a vote of Unit holders, upon termination of the Trust and in certain other limited circumstances. However, The Trust Indenture also stated that if the amount of cash per year received by the Trust for each of three successive years commencing after December 31, 1990 is less than $3 million, the Trustee will sell (without any such vote) the Trust's interest in the Partnership or cause the Partnership to sell the Royalty.

         The Trust's cash receipts were less than $3 million in 1996, 1997 and 1998. However, at a special meeting of the Unit holders held on March 12, 1999, the Unit holders approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for at least two years. This extension expired on December 31, 2000. Therefore, the Trust Indenture provides the Trustee must sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty. Pursuant to a shareholder proposal, the Trustee is working on proxy materials with a plan for distribution of the Trust's assets.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                            FREEPORT-McMoRan OIL AND GAS
                                            ROYALTY TRUST

                                            By: The Chase Manhattan Bank,
                                                Trustee

                                            By: /s/ MIKE ULRICH
                                               ------------------------------


                                      --15--