Form 10-Q/A
period 2001-06-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2001-08-30
CIK 727094

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

     The Trust Indenture provides generally that the Trust shall terminate upon the first to occur of: (i) the sale of all the Trust's interest in the Partnership, or the sale by the Partnership of all the assets of the Partnership including the Royalty, or (ii) a decision to terminate the Trust by the affirmative vote of Unitholders representing a majority of the Units. The Trust Indenture originally stated that the Trust must also terminate if the amount of cash per year received by the Trust for each of three successive years commencing after December 26, 1990 is less than $3 million. The Trust's cash receipts were less than $3 million in 1996, 1997 and 1998. However, at a special meeting of the Unitholders held on March 12, 1999, the Unitholders approved a shareholder proposal to amend the Trust Indenture to extend the life of the Trust for at least two years. This extension expired on December 31, 2000, as there were no payments in respect of the Royalty during 1999 and 2000. Therefore, the Trust Indenture provides the Trustee must sell the Trust's interest in the Partnership or cause the Partnership to sell the Royalty. Pursuant to a shareholder proposal, the trustee is working on proxy materials and anticipates filing definitive proxy materials with a plan for distribution of the Trust's assets.

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

     As noted, there has been a reduction in the cost carryforward during 2001. The Trustee cannot predict whether the oil and gas properties will produce sufficient quantities of oil and gas in the future to eliminate the cost carryforward altogether (in which case Royalties would again be payable). The Ryder Scott report prepared at year-end 2000 indicated that the production from proved reserves would decline over time and that a substantial percentage of the remaining production from proved reserves on the oil and gas properties burdened by the Royalty would be attributable to production during 2001. Changes in hydrocarbon prices subsequent to December 31, 2000 were not taken into account in the Ryder Scott report. It is possible (if not likely) that, as production from the Working Interests declines, the rate at which the cost carryforward is reduced will decline, and it is possible (if not likely) that the cost carryforward will never be eliminated, in which case there would never be payments in respect of the Royalty. Although no interim report has been prepared, the proved reserves have been depleted by production from the Working Interests that has generated $8.57 million in total revenue to the Royalty in 2001 through June. Therefore, although the Trustee cannot quantify any reduction in the revenues at this time, it is very likely that the amount of future net revenue of the Royalty has declined since the time of the Ryder Scott report on December 31, 2000. In any event, the Trustee believes that, based on the information in the Ryder Scott report, the appraisal prepared early last year by Albrecht & Associates and the terms of the proposed transaction between the Working Interest Owner and TXS, it is not unreasonable to conclude that there is little or no chance that additional payments will ever be made with respect to the Royalty. Nevertheless, an auction of the Royalty would likely produce the best evidence of the Royalty's value or lack thereof, and if the Shareholder Proposal is approved, no such auction will take place.

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