Form 10-Q
period 2001-09-30
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2001-11-14
CIK 727094

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

For the quarterly period ended September 30, 2001.

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............. to ...............

Commission file number 1-8581

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                         TEXAS                                                72-6108468
     (State or other jurisdiction of incorporation                         (I.R.S. Employer
                    or organization)                                      Identification No.)

              JPMORGAN CHASE BANK, TRUSTEE                                       78701
              INSTITUTIONAL TRUST SERVICES                                    (Zip Code)
                       700 LAVACA
                     AUSTIN, TEXAS
        (Address of principal executive offices)

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

                                      --2--

ITEM 1. FINANCIAL STATEMENTS.

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

             STATEMENTS OF ROYALTY PROCEEDS AND DISTRIBUTABLE CASH
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           -------------------------   -------------------------
                                                              2001          2000          2001          2000
                                                           -----------   -----------   -----------   -----------
Royalty proceeds.........................................  $        --   $        --   $        --   $        --
Trust administrative expenses............................     (161,000)      (57,027)     (412,150)     (232,290)
Interest income..........................................        2,404        10,542        13,734        31,926
Reserve for future Trust expenses........................      158,596        46,485       398,416       200,364
                                                           -----------   -----------   -----------   -----------
Distributable cash.......................................  $        --   $        --   $        --   $        --
                                                           ===========   ===========   ===========   ===========
Distributable cash per unit..............................  $        --   $        --   $        --   $        --
                                                           ===========   ===========   ===========   ===========
Units outstanding........................................   14,975,390    14,975,390    14,975,390    14,975,390
                                                           ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30, 2001   DECEMBER 31, 2000
                           ASSETS                             ------------------   -----------------
                                                                 (UNAUDITED)

Cash and short-term investments.............................    $     217,043        $     615,459
Net overriding royalty interest in oil and gas properties...      189,875,741          189,875,741
Less, accumulated amortization of net overriding royalty
  interest..................................................     (189,875,741)        (189,875,741)
                                                                -------------        -------------
        Total assets........................................    $     217,043        $     615,459
                                                                =============        =============


                LIABILITIES AND TRUST CORPUS
Reserve for future Trust expenses...........................    $     217,043        $     615,459
Trust corpus (14,975,390 Units of Beneficial Interest
  authorized, issued and outstanding).......................               --                   --
                                                                -------------        -------------
        Total liabilities and trust corpus..................    $     217,043        $     615,459
                                                                =============        =============

     The accompanying notes an integral part of these financial statements.

                                      --3--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BACKGROUND AND STATUS

     Freeport-McMoRan Oil and Gas Royalty Trust (the Trust) was created effective September 30, 1983. On that date, Freeport-McMoRan Inc. (FTX) transferred to a Partnership (the Partnership) a net overriding royalty interest in certain offshore oil and gas properties (the Royalty Properties) equal to 90 percent of the Net Proceeds (as defined in the Conveyance referred to below) from FTX's working interests in such properties and conveyed a 99.9 percent general partnership interest in the Partnership to the Trust. Such net overriding royalty interest is referred to herein as the "Royalty." The Overriding Royalty Conveyance which created the Royalty is referred to herein as the "Conveyance." IMC Global Inc. (IMC) succeeded to FTX effective December 22, 1997, following the merger of FTX into IMC. Until October 12, 2001, IMC was the Working Interest Owner. However, on October 12, 2001, IMC sold the oil and gas interests burdened by the Royalty to Texas Standard Oil Company, a Texas corporation (TXS). TXS is the owner of the oil and gas interests burdened by the Royalty as of the date of this Form 10-Q.

     The Conveyance provides that the owner of the interests burdened by the Royalty will calculate and pay monthly to the Partnership an amount equal to 90 percent of the net proceeds for the preceding month. Net proceeds generally consist of the excess of gross revenues received from the Royalty Properties (Gross Proceeds), on a cash basis, over operating costs, capital expenditures and other charges, on an accrual basis (Net Proceeds). The Trust is passive, with JPMorgan Chase Bank as Trustee. The Trustee has only such powers as are necessary for the collection and distribution of revenues attributable to the Royalty, the payment of Trust liabilities and the protection of Trust assets.

     This Form 10-Q covers the quarterly period ended September 30, 2001, during which time the Trust operated as described above with IMC as the working interest owner. Currently, the Trust is in the process of liquidating. On October 11, 2001, in accordance with a shareholder proposal approved at a special meeting of Unitholders held on October 5, 2001, the Trustee caused the Partnership to sell the Royalty to TXS for $1,000 in cash. The Trust's remaining assets are the proceeds from the sale to TXS and the expense reserve established by the Trust to pay its ongoing administrative expenses. In accordance with the shareholder proposal approved at the special meeting of Unitholders held on October 5, 2001, the Trustee must make a liquidating distribution of the proceeds from the sale to TXS and the expense reserve, less amounts withheld by the Trustee for contingent liabilities of the Trust, to the Unitholders prior to December 31, 2001.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Trust's financial statements, which reflect the Trust's 99.9 percent interest in the Partnership were prepared on the cash basis of accounting for reporting revenues and expenses. Therefore, revenues and expenses are recognized only as cash is received or paid and the associated receivables, payables and accrued expenses are not reflected in the accompanying financial statements. Under accounting principles generally accepted in the United States, revenues and expenses would be recognized on an accrual basis.

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

     The carrying value of the Royalty is limited to the discounted present value (at 10 percent) of estimated future net cash flows. Any excess carrying value is reduced and the adjustment is charged directly against trust corpus. The carrying value of the Royalty was $0 at September 30, 2001 and 2000. The carrying value is not necessarily indicative of the fair market value of the Royalty held by the Trust.

3. COST CARRYFORWARD

     As a result of the capital costs incurred in recent years, a cumulative excess Class A cost carryforward of $13,712,683 existed as of September 30, 2001. The cost carryforward is subject to and includes an interest amount at the prime rate, which totaled $984,235 net to the Trust during the nine month period ended September 30, 2001. This excess Class A cost carryforward, including the interest factor, would have to be recouped by the Working Interest Owner out of future Gross Proceeds before distributions to the Unitholders would be resumed. This recoupment is not likely to occur before the Trust completes the liquidation procedures.

4. GAS BALANCING ARRANGEMENTS

     As a result of past curtailments in gas takes by the principal purchaser of production from the Royalty Properties, certain quantities of gas have been sold by other parties with interests in the Royalty Properties pursuant to gas balancing arrangements. Proceeds from gas produced from the Royalty Properties but sold by other parties pursuant to such balancing arrangements (underproduction) are not included in Gross Proceeds for purposes of calculating the Royalty. In the future, the Working Interest Owner will be entitled to sell volumes equal to such underproduction or receive cash settlements. On certain of the Royalty Properties, a cash settlement may be required, depending on future results, due to the lack of sufficient remaining reserves from which to makeup any underproduction. As of September 30, 2001, the unrecovered quantity of gas sold by third parties pursuant to such gas balancing arrangements since inception of the Trust was approximately 0.2 billion cubic feet (bcf), net to the Trust. Because the Trustee has caused the Partnership to sell the Royalty, the Unitholders will have no rights to those future proceeds.

                                      --5--

5. GAS CONTRACT SETTLEMENT

     The Working Interest Owner has brought suit against a prior gas purchaser seeking reimbursement as excess royalty of a portion of amounts paid to the Minerals Management Service (MMS). This is a result of the Working Interest Owner's settlement of claims made by the MMS for additional royalty arising from the Working Interest Owner's compromise of claims against the gas purchaser. The Trust's interest in the proceeds of the gas contract settlement were included in the Trust's Gross Proceeds and the funds paid to the MMS reduced the Trust's Gross Proceeds. Discovery in this suit is proceeding and the trial date which was set for August 28, 2001 has been postponed with no firm date set. The amount of any recovery with respect to this claim is presently indeterminable. Because the Trust has caused the Partnership to sell the Royalty, the Trust will not benefit from any recovery in the lawsuit.

6. ESTABLISHMENT OF AN EXPENSE RESERVE

     Because of the decline in royalty income, at certain times since late 1993 the Trust was unable to pay its ongoing administrative expenses. To permit the Trust to pay its routine administrative expenses, the Trustee, in accordance with the Trust Indenture, established an expense reserve of $2.4 million of which approximately $.2 million remained as of September 30, 2001. During the first nine months of 2001, $.4 million was withdrawn from the expense reserve to pay Trust administrative expenses, including expenses related to the shareholder proposal and the special meeting of Unitholders at which the proposal was approved. The funding for this reserve is deposited with JPMorgan Chase Bank and invested in JPMorgan Chase Bank collateralized certificates of deposit. The average interest rate earned on these funds for the third quarter of 2001 and 2000 was 2.5 percent and 5.7 percent, respectively. The expense reserve is established at the Trust level and is unrelated to the items, including the cost carry-forward, that are taken into account by the Working Interest Owner in determining whether amounts are payable pursuant to the Royalty.

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

8. RESERVE FOR FUTURE ESTIMATED ABANDONMENT COSTS

     Estimated future abandonment costs are accrued over the life of the Trust's properties based on current laws and regulations. Such costs are by their nature imprecise and can be expected to be revised over time

                                      --6--
because of changes in general and specific cost levels, government regulations, operation or technology. As of September 30, 2001, the estimated remaining aggregate abandonment costs to be incurred for all of the Trust's properties totaled $4.2 million net to the Trust, all of which has been taken into account in computing the Class A cost carry-forward.

9. TRANSPORTATION AGREEMENT

     In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met, a deficiency payment is assessed by the pipeline. During 2000 and 1999 the Working Interest Owner did not deliver the minimum volume under the agreement. Therefore, in 2001 the pipeline company billed the Working Interest Owner approximately $0.5 million for the 2000 deficiency. This amount was taken into account in computing the Class A cost carryforward.

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

                                      --7--

                   FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To JPMorgan Chase Bank (Trustee)
and the Unit Holders of Freeport-McMoRan Oil and Gas Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of Freeport-McMoRan Oil and Gas Royalty Trust as of September 30, 2001, and the related statements of royalty proceeds and distributable cash for the three-month and nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the statements of assets, liabilities and trust corpus as of December 31, 2000, and the related statements of royalty proceeds and distributable cash, and changes in trust corpus for the year then ended (not presented separately herein), and in our report dated March 30, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statements of assets, liabilities, and trust corpus as of December 31, 2000 is fairly stated in all material respects in relation to the statements of assets, liabilities, and trust corpus from which it has been derived.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
November 6, 2001

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

     Currently, the Trust is in the process of liquidating. On October 11, 2001, in accordance with a shareholder proposal approved at a special meeting of Unitholders held on October 5, 2001, the Trustee caused the Partnership to sell the Royalty to Texas Standard Oil Company, a Texas corporation (TXS), for $1,000 in cash. The Trust's remaining assets are the proceeds from the sale to TXS and the expense reserve established by the Trust to pay its ongoing administrative expenses. In accordance with the shareholder proposal approved at the special meeting of Unitholders held on October 5, 2001, the Trustee must make a liquidating distribution of the proceeds from the sale to TXS and the expense reserve, less amounts withheld by the Trustee for contingent liabilities of the Trust, to the Unitholders prior to December 31, 2001.

     During the third quarter of 2001, the Class A cost carryforward decreased by $1.3 million, from $15.0 million at June 30, 2001, to $13.7 million at September 30, 2001. There were no proved reserve quantities and related discounted cash flows attributable to the Trust as of December 31, 2000. Such proved reserve estimates are based on various assumptions, many of which are subject to uncertainties, as more fully discussed in the Trust's Annual Report on Form 10-K. These estimates do not consider changes in prices and costs subsequent to December 31, 2000, or the possibility of additional potentially recoverable reserves not currently classified as proved, and therefore should not be considered to be a prediction of actual amounts to be paid to the Trustee or an estimate of fair market value.

RESULTS OF OPERATIONS

     There were no cash distributions to Unitholders during the first nine months of 2001 or 2000. No cash distributions have been made since 1995. During the third quarter of 2001, Gross Proceeds exceeded total costs by approximately $1.5 million, primarily because of higher oil and gas prices received. As a result, the Class A cost carryforward decreased to $13.7 million net to the Trust as of September 30, 2001. Since mid-

                                      --9--

1995, the trust administrative expenses have been paid from the expense reserve. The calculation of distributable cash for each year follows:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30               SEPTEMBER 30
                                            ------------------------   -------------------------
                                               2001          2000         2001          2000
                                            -----------   ----------   -----------   -----------
Gross Proceeds(1).........................  $ 2,372,225   $1,432,778   $10,745,376   $ 6,927,099
Total Costs(2)............................     (834,916)    (984,703)   (4,024,167)   (3,893,808)
Excess Class A cost carryforward(3).......   (1,537,309)    (448,075)   (6,721,209)   (3,033,291)
                                            -----------   ----------   -----------   -----------
Net Proceeds..............................           --           --            --            --
Percentage attributable to Royalty........         90.0%        90.0%         90.0%         90.0%
                                            -----------   ----------   -----------   -----------
Amount payable attributable to Royalty....           --           --            --            --
Percentage attributable to Trust..........         99.9%        99.9%         99.9%         99.9%
                                            -----------   ----------   -----------   -----------
Royalty Proceeds..........................           --           --            --            --
Trust administrative expenses.............     (161,000)     (57,027)     (412,150)     (232,290)
                                            -----------   ----------   -----------   -----------
                                               (161,000)     (57,027)     (412,150)     (232,290)
Interest income...........................        2,404       10,542        13,734        31,926
Reserve for future Trust expenses(4)......      158,596       46,485       398,416       200,364
                                            -----------   ----------   -----------   -----------
Distributable cash........................  $        --   $       --   $        --   $        --
                                            ===========   ==========   ===========   ===========

---------------

(1) Represents amounts received by the Working Interest Owner during the three and nine month periods ended in August of such year.

(2) Represents amounts accrued by the Working Interest Owner during the three and nine month periods ended in August of such year. Includes accrued interest of $281,030 and $1,094,691 for the three and nine months during 2001 and $524,579 and $1,555,949 for the three and nine months during 2000.

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

                                      --10--

     Gross Proceeds, which include gas and oil revenues, are calculated based on amounts received by the Working Interest Owner. Operating information follows:

                                                              THREE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                             ---------------   ---------------
                                                              2001     2000     2001     2000
                                                             ------   ------   ------   ------
Natural Gas
  Revenues (in millions)...................................  $  0.9   $  0.5   $  4.4   $  1.5
  Sales volumes (in million cubic feet)....................     186      154      723      552
  Average realization (per thousand cubic feet)............  $ 4.68   $ 3.29   $ 6.06   $ 2.83
Oil
  Revenue (in millions)....................................  $  1.5   $  0.9   $  6.4   $  5.4
  Sales volumes (in thousands of barrels)..................    56.2     30.2    218.8    187.5
  Average realization (per barrel).........................  $26.76   $30.65   $29.08   $28.58

     Gas revenue increased significantly for the third quarter and the nine months of 2001 due to a sharp increase in gas prices. Volume increases achieved in the first quarter of 2001 due to previous well workovers have leveled out and are falling due to normal reserve decline. Oil revenue has increased significantly for the third quarter and nine months of 2001 due to increased production and overall increases in price, for the three and nine month period, respectively. Costs consist of the following (in millions):

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              2001    2000    2001    2000
                                                              -----   -----   -----   -----
Lease operating expenses....................................  $0.5    $0.3    $2.0    $0.7
Exploration and development costs...........................   0.1     0.1     1.0     1.4
Interest, abandonment costs withheld and other..............   0.3     0.6     1.1     1.7
                                                              ----    ----    ----    ----
                                                              $0.9    $1.0    $4.1    $3.8
                                                              ====    ====    ====    ====

     Costs for the third quarter were down slightly for 2001. Total costs for the first nine months were constant compared to the same time last year. Capital expenditures fell due to fewer workover operations while lease operating expenses for the nine months 2001 increased due to maintenance needs.

     In December 1997, the Working Interest Owner entered into a crude oil agreement with an oil pipeline company to deliver on a daily basis specified quantities of crude oil from West Cameron 498. Under the terms of the agreement, the Working Interest Owner agreed to pay a transportation fee calculated at a sliding monthly rate based upon the total average daily volumes delivered from West Cameron 498 during the month. Should the annual minimum delivery volume not be met a deficiency payment is assessed by the pipeline. During 2000 the Working Interest Owner did not deliver the minimum volume under the agreement. Therefore, in February 2001, the pipeline company billed the Working Interest Owner approximately $0.5 million for the 2000 deficiency. This amount was paid and taken into account in computing the Class A cost carryforward in the third quarter of 2001. Based on current production projected the minimum delivery

                                      --11--
volumes will not be met in 2001. However, should production exceed the 2001 minimum the Working Interest Owner is entitled to receive transportation without pay up to the cumulative prior undelivered volumes.

CAPITAL RESOURCES AND LIQUIDITY

     All revenues received by the Trust, net of Trust administrative expenses and liabilities, are distributed to the Unitholders in accordance with provisions of the Trust Indenture. The Class A cost carryforward, with interest at the prime rate, would have to be recouped from future Gross Proceeds before any distribution may be made to Unitholders. This recoupment is not likely to occur before the Trust completes the liquidation procedures.

     At certain times since late 1993, the Trust had been unable to pay its ongoing administrative expenses. To permit the Trust to pay its administrative expenses during the time the Trust incurred a Class A cost deficit, the Trustee, in accordance with the Trust Indenture, established a $2.4 million Trust administrative expense reserve to pay such expenses (see Note 6 -- Establishment of an Expense Reserve), of which $0.2 million remained at September 30, 2001.

     The Trust's cash receipts were $0 in 1996, 1997, 1998, 1999 and 2000. On October 11, 2001, in accordance with a shareholder proposal approved at a special meeting of Unitholders held on October 5, 2001, the Trustee caused the Partnership to sell the Royalty to TXS, for $1,000 in cash. The Trust's remaining assets are the proceeds from the sale to TXS and the expense reserve. In accordance with the shareholder proposal approved at the special meeting of Unitholders held on October 5, 2001, the Trustee must make a liquidating distribution of the proceeds from the sale to TXS and the expense reserve, less amounts withheld by the Trustee for contingent liabilities of the Trust, to the Unitholders prior to December 31, 2001.

     As such, additional discussion of the Trust's capital resources and liquidity is not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Not applicable

     (b) Reports on Form 8-K:
         No Reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2001

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

                                            FREEPORT-McMoRan OIL AND GAS
                                            ROYALTY TRUST

                                            By: JPMorgan Chase Bank, Trustee

                                            By:          /s/ MIKE ULRICH
                                              ----------------------------------
                                                         Mike Ulrich
Date: November 14, 2001                        Vice President and Trust Officer

                                      --13--