Form 10-K
period 2001-12-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2002-04-11
CIK 727094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

             JPMORGAN CHASE BANK, TRUSTEE
                 700 Lavaca 5th Floor
                    Austin, Texas                                                          77002
       (Address of Principal Executive Offices)                                         (Zip Code)

       Registrant's Telephone Number, Including Area Code: (512) 479-2562

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No [ ]

         The aggregate market value of the 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust held by non-affiliates of the registrant on April 1, 2002 was approximately $748,769.50 based on the closing price of the Units of $.0.05.

         As of April 1, 2002, 14,975,390 Units of Beneficial Interest in Freeport-McMoRan Oil and Gas Royalty Trust were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Freeport-McMoRan Oil and Gas Royalty Trust's Proxy Statement Filed Pursuant to
Section 14(a) of the Securities Exchange Act of 1934, filed as of August 30, 2001 (incorporated by reference into Part I).

Portions of Texas Standard Oil Company's Form S-4 Registration Statement under the Securities Act of 1933, Amendment No. 2 (File No. 333-76552) (incorporated by reference into Parts I, II and III).

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
                                               PART I

   ITEM 1.  BUSINESS..............................................................................................2
                 STRUCTURE AND HISTORY OF THE TRUST...............................................................2
                 SALE OF THE ROYALTY..............................................................................2
                 LIQUIDATION AND CURRENT STATUS...................................................................2
   ITEM 2.  PROPERTIES............................................................................................2
   ITEM 3.  LEGAL PROCEEDINGS.....................................................................................2
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS.......................................................3

                                               PART II

   ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.....................................3
   ITEM 6.  SELECTED FINANCIAL DATA...............................................................................3
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................4
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................4
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................4
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................4

                                              PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................4
   ITEM 11. EXECUTIVE COMPENSATION................................................................................4
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................4
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................4

                                               PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................................5
   SIGNATURE .....................................................................................................6
   SUPPLEMENTAL INFORMATION.......................................................................................6

                                     PART I

ITEM 1. BUSINESS.

                       STRUCTURE AND HISTORY OF THE TRUST

         The Trust was created in 1983. At its inception, its principal asset was an overriding royalty interest in oil and gas properties (the "Royalty"). On October 11, 2001, the Trustee caused the Royalty to be sold to Texas Standard Oil Company, a Texas corporation ("TXS").

         The Trust has always been passive, with JPMorgan Chase Bank as Trustee. The Trustee had only such powers as were necessary for the collection and distribution of revenues attributable to the Royalty, the payment of Trust liabilities and the protection of Trust assets. Currently, the Trust has no material assets and is only in existence for the process of liquidating.

                               SALE OF THE ROYALTY

         On October 11, 2001, the Royalty was sold to TXS as a result of a shareholder proposal adopted at a Special Meeting of Unitholders held on October 5, 2001, pursuant to definitive proxy materials filed with the Securities Exchange Commission (the "SEC"). The proxy materials indicated that TXS intended to make an exchange offer for outstanding units of beneficial interest in the Trust.

                         LIQUIDATION AND CURRENT STATUS

         The Trust's remaining assets are the proceeds from the sale to TXS and the expense reserve established by the Trustee to pay the Trust's ongoing administrative expenses. The combined amount of these assets was $_____ on April __, 2002. Because TXS did not complete its proposed exchange offer for the outstanding units of the Trust prior to December 31, 2001, and in order that the Unitholders might still have an opportunity to participate in the exchange offer with TXS, the Trustee has refrained from terminating the Trust until completion of the exchange offer by TXS or depletion of the Trust's expense reserve, whichever occurs first. The small expense reserve will be needed to pay the costs to wind up the affairs of the Trust, and no liquidating distribution will be made to Unitholders.

                               THE EXCHANGE OFFER

         Reference is made to TXS' Form S-4 Registration Statement under the Securities Act of 1933 (the "Securities Act"), as amended.

                                OUTSTANDING UNITS

         The Trust has 14,975,390 units outstanding that were originally traded on the New York Stock Exchange. However, the units were delisted from the NYSE in September 1999 and have since been trading in the over-the-counter market.

ITEM 2. PROPERTIES.

         The Trust does not own any property other than cash.

ITEM 3. LEGAL PROCEEDINGS.

         The Trust is not currently subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS.

         At a Special Meeting of Unitholders held on October 5, 2001, the Unitholders approved a shareholder proposal to amend the Trust Indenture to instruct the Trustee to sell the Royalty to TXS and to delay any liquidating distribution of Trust assets, less amounts withheld by the Trustee for contingent liabilities of the Trust, until completion of an exchange offer by TXS or December 31, 2001, whichever occurs first. Of the 14,975,390 outstanding units of the Trust, 7,062,679 units (representing 47.2% of the total outstanding units of the Trust) voted for the proposal, 1,795,398 units (representing 12.0% of the total outstanding units of the Trust) voted against it, and 153,053 units (representing 1.0% of the total outstanding units of the Trust) abstained. Reference is made to the Trust's Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), filed August 30, 2001, which is incorporated herein by reference.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.

         Freeport-McMoRan Oil and Gas Royalty Trust Units are traded on the over-the-counter market under the symbol "FMOLS." As of April 1, 2002, 14,975,390 Units were outstanding and held of record by Unitholders.

         The high and low sales prices of the Units as reported on the Over-the-Counter Bulletin Board and distributable cash per Unit for each quarterly period of 2001 and 2000 were:

                                                                         UNITS OF
                                                                        BENEFICIAL
                                                                         INTEREST           DISTRIBUTABLE
         QUARTER                                                         --------             CASH PER
         ENDED                                                      HIGH         LOW             UNIT
         -----                                                      ----         ---             ---
         March 31, 2000  .....................................      .5          .07               --
         June 30, 2000  ......................................     .25          .11               --
         September 30, 2000  .................................     .13          .05               --
         December 31, 2000  ..................................     .07          .03               --
         March 31, 2001  .....................................     .13          .05               --
         June 30, 2001  ......................................     .11          .05               --
         September 30, 2001  .................................     .10          .05               --
         December 31, 2001  ..................................     .09          .05               --


         The Trust did not sell any securities in 2001.

ITEM 6. SELECTED FINANCIAL DATA.

         Reference is made to the "SELECTED FINANCIAL DATA OF THE TRUST" section in TXS' Form S-4 Registration Statement under the Securities Act, Amendment No. 2 (File No. 333-76552) ("TXS Form S-4), which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Reference is made to the "TEXAS STANDARD'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST" section in TXS Form S-4, incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Trust does not utilize market risk sensitive instruments. The Trust holds short-term investments (certificates of deposits) for funds held in its expense reserve. Because of the short-term nature of these investments and the small amount of money invested by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the "FINANCIAL STATEMENTS OF THE FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST" section in TXS Form S-4, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         There are no directors or executive officers of the Registrant, and to the Trustee's knowledge no person beneficially owns more than 5 percent of the outstanding Units. The Trustee is a corporate trustee which may be removed by the majority vote of the Unitholders.

ITEM 11. EXECUTIVE COMPENSATION.

         Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) Security Ownership of Certain Beneficial Owners

         No person is known by the Trustee to own beneficially more than 5 percent of the Units.

         (b) Security Ownership of Management

         JPMorgan Chase Bank, National Association, as Trustee of the Trust, owns no Units. JPMorgan Chase Bank, National Association in its individual capacity also owns no Units.

         (c) Change in Control

         Except for the exchange offer proposed by TXS (see Item 1. Business - The Exchange Offer), the Trustee knows of no arrangements, including the pledge of Units of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Trustee, JPMorgan Chase Bank, has banking relationships with the Trust.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)1. Financial Statements

         Reference is made to the "FINANCIAL STATEMENTS OF THE FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST" section in TXS Form S-4, incorporated herein by reference.

         (a)2. Schedules

         Schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

         (a)3. Exhibits

             EXHIBIT
             NUMBER                                                  DESCRIPTION
             ------                                                  -----------
               4.1*           -- Royalty Trust Indenture for Freeport-McMoRan Oil and Gas Royalty Trust between
                                 Freeport-McMoRan Inc. ("FTX") and First City National Bank of Houston, as
                                 Trustee.

               99.1**         -- Freeport-McMoRan Oil and Gas Royalty Trust's Proxy Statement Filed Pursuant to
                                 Section 14(a) of the Securities Exchange Act of 1934, as amended, filed as of
                                 August 30, 2001.

               99.2**         -- The "SELECTED FINANCIAL DATA OF THE TRUST," "TEXAS STANDARD'S DISCUSSION AND
                                 ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE
                                 FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST" and "FINANCIAL STATEMENTS OF THE
                                 FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST" sections of Texas Standard Oil
                                 Company's Form S-4 Registration Statement under the Securities Act of 1933,
                                 Amendment No. 2 (File No. 333-76552).

         --------

         * Incorporated by reference to Exhibits of like designation to the registrant's Annual Report on Form 10-K for the period ended December 31, 1983.

         **       Incorporated by reference.

         (b) Reports on Form 8-K

         Two reports on Form 8-K, both reporting events under Item 1 as of October 26, 2001 and December 26, 2001, respectively, were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2001.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FREEPORT-McMoRan OIL AND GAS
                                           ROYALTY TRUST



                                           By:  JPMORGAN CHASE BANK,
                                                Trustee



                                           By:       /s/ MIKE ULRICH
                                               ---------------------------------
                                                         Mike Ulrich
                                                Vice President and Trust Officer

April 1, 2002

         The Registrant, Freeport-McMoRan Oil and Gas Royalty Trust, has no principal executive officer, principal financial officer, principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are required.

SUPPLEMENTAL INFORMATION

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         No annual report has been sent to security holders. Proxy materials are specifically incorporated by reference into this Form 10-K.

                                  EXHIBIT INDEX

             EXHIBIT
             NUMBER                                                  DESCRIPTION
             ------                                                  -----------
               4.1*           -- Royalty Trust Indenture for Freeport-McMoRan Oil and Gas Royalty Trust between
                                 Freeport-McMoRan Inc. ("FTX") and First City National Bank of Houston, as
                                 Trustee.

               99.1**         -- Freeport-McMoRan Oil and Gas Royalty Trust's Proxy Statement Filed Pursuant to
                                 Section 14(a) of the Securities Exchange Act of 1934, as amended, filed as of
                                 August 30, 2001.

               99.2**         -- The "SELECTED FINANCIAL DATA OF THE TRUST," "TEXAS STANDARD'S DISCUSSION AND
                                 ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE
                                 FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST" and "FINANCIAL STATEMENTS OF THE
                                 FREEPORT-MCMORAN OIL AND GAS ROYALTY TRUST" sections of Texas Standard Oil
                                 Company's Form S-4 Registration Statement under the Securities Act of 1933,
                                 Amendment No. 2 (File No. 333-76552).

         --------

         * Incorporated by reference to Exhibits of like designation to the registrant's Annual Report on Form 10-K for the period ended December 31, 1983.

         **       Incorporated by reference.