Form 10-K/A
period 2001-12-31
FREEPORT MCMORAN OIL & GAS ROYALTY TRUST
filed 2002-04-12
CIK 727094

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

                         LIQUIDATION AND CURRENT STATUS


         The Trust's remaining assets are the proceeds from the sale to TXS and the expense reserve established by the Trustee to pay the Trust's ongoing administrative expenses. The combined amount of these assets was $0.0 on April 11, 2002. Because TXS did not complete its proposed exchange offer for the outstanding units of the Trust prior to December 31, 2001, and in order that the Unitholders might still have an opportunity to participate in the exchange offer with TXS, the Trustee has refrained from terminating the Trust until completion of the exchange offer by TXS or depletion of the Trust's expense reserve, whichever occurs first. The small expense reserve will be needed to pay the costs to wind up the affairs of the Trust, and no liquidating distribution will be made to Unitholders.


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


April 12, 2002


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